Form 10QSB
period 2006-03-31
E ENERGY ADAMS LLC
filed 2006-07-05
CIK 1328067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from            to           .
Commission file number 333-128902
E ENERGY ADAMS, LLC
(Exact name of small business issuer as specified in its charter)

Nebraska
(State or other jurisdiction of	20-2627531
incorporation or organization)	(I.R.S. Employer Identification No.)
510 Main Street, P.O. Box 49, Adams, Nebraska 68301
(Address of principal executive offices)
(402) 988-4655
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes           ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes           ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of June 30, 2006 there were 194 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes           ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
E ENERGY ADAMS, LLC
(A Development Stage Company)
Balance Sheet

March 31,
2006
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$187,663
Prepaid and other	29,851

Total current assets	217,514

Property and Equipment
Computers and office equipment	4,251
Leasehold improvements	3,000

Total property and equipment	7,251
Less accumulated depreciation	1,532

Net property and equipment	5,719

Other Assets
Land options	8,250
Deferred offering costs	258,715
Debt issuance costs	25,000

Total other assets	291,965

Total Assets	$515,198

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$171,047

Commitments and Contingencies

Members’ Equity

Member contributions, net of costs related to capital contributions, 194 units outstanding at March 31, 2006	952,808
Deficit accumulated during development stage	(608,657)

Total members’ equity	344,151

Total Liabilities and Members’ Equity	$515,198

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Operations

	Quarter	Quarter	From Inception
	Ended	Ended	(March 25, 2005)
	March 31,	March 31,	to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	124,936	14,928	331,140
Project coordinator	44,500	—	75,531
General and administrative	58,135	7,452	220,874

Total operating expenses	227,571	22,380	627,545

Operating Loss	(227,571)	(22,380)	(627,545)

Other Income (Expense)
Other income	—	—	5,000
Interest income	2,698	19	13,888

Total other income	2,698	19	18,888

Net Loss	$(224,873)	$(22,361)	$(608,657)

Weighted Average Units Outstanding	194	0	166

Net Loss Per Unit	$(1,159)	$—	$(3,667)

     Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Operations

	Six Months	Six Months	From Inception
	Ended	Ended	(March 25, 2005)
	March 31,	March 31,	to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	202,671	14,928	331,140
Project coordinator	52,000	—	75,531
General and administrative	151,061	7,452	220,874

Total operating expenses	405,732	22,380	627,545

Operating Loss	(405,732)	(22,380)	(627,545)

Other Income (Expense)
Other income	—	—	5,000
Interest income	6,926	19	13,888

Total other income	6,926	19	18,888

Net Loss	$(398,806)	$(22,361)	$(608,657)

Weighted Average Units Outstanding	194	0	166

Net Loss Per Unit	$(2,056)	$—	$(3,667)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Cash Flows

	Six Months	Six Months	From Inception
	Ended	Ended	(March 25, 2005)
	March 31,	March 31,	to March 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(398,806)	$(22,361)	$(608,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,119	—	1,532
Assignment of land option	—	—	(5,000)
Changes in assets and liabilities
Prepaid and other expenses	(16,830)	(51,839)	(29,851)
Accounts payable	21,249	99,200	126,346

Net cash (used in) provided by operating activities	(393,268)	25,000	(515,630)

Cash Flows from Investing Activities
Capital expenditures	(798)	—	(7,251)
Payment for land options	(1,250)	—	(3,250)

Net cash (used in) investing activities	(2,048)	—	(10,501)

Cash Flows from Financing Activities
Debt issuance costs	(25,000)	—	(25,000)
Member contributions	—	—	970,000
Payments for cost of raising capital	—	—	(17,192)
Payments for deferred offering costs	(129,074)	—	(214,014)

Net cash (used in) provided by financing activities	(154,074)	—	713,794

Net Increase (Decrease) in Cash and Equivalents	(549,390)	25,000	187,663

Cash and Equivalents — Beginning of Period	737,053	—	—

Cash and Equivalents — End of Period	$187,663	$25,000	$187,663

Supplemental Disclosure of Non-Cash Financing Activities
Deferred offering costs in accounts payable	$44,701	$1,251	$44,701

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2005, contained in the Company’s initial filing Form SB-2 Registration Statement.
In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. Construction is anticipated to begin in 2006 with expected completion in fall of 2007. As of March 31, 2006, the Company is in the development stage with its efforts being principally devoted to equity raising and organizational activities.
Fiscal Reporting Period
The Company has adopted a fiscal year ending September 30 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Significant estimates include the deferral of expenditures for offering costs which are dependent upon successful financing and project development, as discussed below. It is at least reasonably possible that these estimates may change in the near term.
Cash
The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and cash equivalents balances, which include cash invested in money market funds, may exceed amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2006, cash invested in money market funds totaled approximately $163,000, which is uninsured.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2006
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization will begin when the Company begins drawing on the related bank loan.
Income Taxes
E Energy Adams, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Fair Value of Financial Instruments
The carrying value of cash and equivalents approximates the fair value.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on March 25, 2005 to have a perpetual life. The Company was initially capitalized by a member who contributed $400,000 for 80 membership units. Additionally, the Company was further capitalized by 25 additional members, contributing an aggregate of $570,000 for 114 units. These contributions were pursuant to a private placement memorandum in which the Company offered a maximum of 200 units of securities at a cost of $5,000 per unit for a maximum of $1,000,000. Each investor was required to purchase a minimum of two units for a minimum investment of $10,000 and increments of one unit thereafter. This offering was closed and the units were issued May 31, 2005.
Income and losses are allocated to all members based upon their respective percentage of units held. See Note 3 for further discussion of members’ equity.
3. MEMBERS’ EQUITY
The Company has filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective May 15, 2006. The Offering is for a minimum of 1,990 and up to 5,810 membership units for sale at $10,000 per unit. The minimum purchase requirement is two units for a minimum investment of $20,000. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Investments will be held in escrow until the earliest of the receipt of $19,900,000 or more in cash proceeds and a written debt financing commitment for an amount ranging from approximately $23,930,000 to $62,130,000, one year from the effective date of the registration statement or termination of the offering. As of July 5, 2006, the Company has received subscriptions of approximately $49,430,000 under this offering.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2006
4. COMMITMENTS AND CONTINGENCIES
Design build letter of intent
The total cost of the project, including the construction of the ethanol plant and start-up expenses, has been revised to approximately $103,100,000. The Company has signed a letter of intent with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $65,900,000. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the facility have been agreed upon, a specific site or sites have been determined and agreed upon, and at least 10% of the necessary equity has been raised. Further, the letter of intent terminates at December 31, 2008 unless financing for the facility has been secured. Either of the termination dates may be extended upon mutual written agreement. If the Construction Cost Index “CCI” (as defined in the letter of intent) for the month notice to proceed with the project is given has increased over the CCI for January 2006, the contract price will be increased by an equal percentage amount. A consultant of the contractor is a member and director of the Company.
Land contracts
In February 2005, the Gage County Economic Development Corporation entered into an option to purchase approximately 172 acres of land. This option was entered into to enable the Gage County Economic Development Corporation to seek a developer to construct an ethanol fuel plant on this site. The Economic Development Corporation paid a non refundable option deposit of $5,000. The total purchase price of the land is $800,000 in the event the option is exercised on or before February 28, 2007. The total purchase price will increase an additional 4% increase for inflation calculated on an annual basis from March 1, 2005 through date of closing in the event the option is exercised with a closing date on or after March 1, 2007. The initial term of the option shall expire on February 28, 2008. On July 19, 2005, the Gage County Economic Development Corporation signed over all of its right, title and interest in this option agreement for this site to the Company. The Company recorded $5,000 of other income and a corresponding asset upon assignment of this option.
In July 2005, the Company entered into two contracts with an unrelated party to have the option to purchase approximately 15 acres and 7 acres of land in Gage County Nebraska for $5,000 per acre. These parcels are adjacent to the aforementioned 172 acres and may provide additional rail access to the property. The Company paid a non-refundable option deposit of $1,000 for each option which is to be applied to the purchase price of the properties. The option shall remain in effect for a period of two years from the effective date of this agreement.
In October 2005, the Company entered into an option to purchase approximately one acre of land in Gage County for the purchase price of $5,000. The Company paid a non-refundable option deposit of $1,000 which will be applied towards the purchase price of the property. The option shall remain in effect for two full years from the effective date of the agreement.
The Company entered into an option agreement, effective February 2006, to purchase approximately .19 acres of land in Gage County for the purchase price of $10,000. The Company will pay a non-refundable option deposit of $250, which will be applied towards the purchase price of the property. The option shall remain in effect for two full years from the effective date of the agreement.
Consulting contracts
In April 2005, the Company entered into an agreement with an unrelated party to develop a business plan. The fee for this service will be billed on a per hour basis with reimbursement for travel and out of pocket expenses.
In May 2005, the Company entered into a consulting agreement with a related party to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company will pay the consultant a one-time fee of $25,000 and $300 per day, not to exceed $1,500 per week commencing on the effective date of this

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2006
agreement. Additionally, the Company will pay a one-time bonus of $250,000, less all amounts previously paid to the consultant which includes the one-time fee, weekly compensation and reimbursed expenses, upon the Company raising the amount of equity required by a prospective lender to secure a loan adequate to finance the Company’s business plan, successful execution of a definitive debt financing agreement of a binding commitment for debt financing and the loan transaction contemplated by such commitment closes and is funded. The agreement has no term, but may be terminated at any time by either party upon fourteen days notice. The consultant is a member and director of the Company as well as engaged as a consultant for the Company’s general contractor. As of March 31, 2006 the Company has incurred approximately $88,000 of these costs of which $13,500 is included in accounts payable.
In May 2005, the Company entered into an agreement with a related party to provide organizational and development services for $1,000 per month. The term of this agreement shall terminate upon the earlier of any of the following – the date the ethanol plant first begins producing ethanol for sale, upon dissolution, bankruptcy or insolvency of the Company, upon the related party’s voluntary resignation as a member of the board, or upon two week written notice of intent to terminate by either party.
In June 2005, the Company entered into an agreement with a related party to provide organizational and development services. The Company is to pay a development fee equal to $250,000 on the date upon which the Company first generates net income. The Company is to also reimburse the related party for expenses incurred in the performance of his duties. The term of this agreement shall terminate upon the earlier of any of the following – payment in full of the development fee, upon the dissolution, bankruptcy, or insolvency of the Company, the related party’s voluntary resignation as a member of the board, or by mutual written agreement of the parties.
In June 2005, the Company entered into an agreement with an unrelated party for engineering services for spur track design. The cost of these services will be on an hourly rate according to the service being provided. As of March 31, 2006, the Company has incurred approximately $71,000, with $41,000 being included in accounts payable.
In July 2005, the Company executed a rental lease agreement with an unrelated party for office space. The Company is to pay $300 per month plus $60 per month for utilities for the term of two years. The Company is also required to pay a one time non refundable payment of $3,000 payable at the inception of lease to be used for office renovation. The Company paid the non-refundable payment on June 27, 2005. The lease may be terminated by the Company at any time by giving 30 days advance notice of the termination date.
In August 2005, the Company entered into an agreement with an unrelated party to assist the Company in obtaining necessary water discharge permits. The Company will pay for these services on an hourly basis plus reimbursable expenses.
In August 2005, the Company entered into an agreement with an unrelated party for consulting and energy management services for supplies of natural gas and electricity for the plant. The agreement commenced on August 1, 2005 and will continue until twenty-four months after the plant’s completion date. The fee for services during the construction period is $15,000, plus pre-approved travel expenses. The fee for ongoing services upon plant completion is $2,900 per month plus pre-approved travel expenses. The Company may defer payment until the financing for the plant has been secured. The agreement may be terminated by either party effective after the initial term upon sixty days prior written notice.
In August 2005, the Company entered into an agreement with an unrelated party for assistance in obtaining environmental permits. The fee for these services will be at an hourly rate, plus reimbursement for materials, travel and subcontractors’ fees. The Company can terminate the agreement upon thirty days written advance notice. The consultant can terminate the agreement upon seven days written notice upon the Company’s failure to perform in accordance with the agreement. As of March 31, 2006, the Company has incurred expenses of approximately $7,000.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2006
In October 2005, the Company entered into an agreement with a related party for professional services for a Geotechnical Investigation and Survey Staking project. A total amount of $27,900 was paid and all services under this contract were completed as of March 31, 2006. In February 2006, the Company entered into an additional agreement with the related party for construction testing, administration, outfall evaluation and permit assistance. The fees for these services will be billed on a time and expense basis, limited to approximately $37,000, $185,000, $1,700 and $9,800, respectively.
In January 2006, the Company entered into an agreement with an unrelated party, for Phase I and Phase II engineering services for a lump sum fee, which shall be included in and credited to the Design-Build Agreement’s contract price if entered into upon payment in full. In addition to this fee, the Company will reimburse the contractor for agreed upon subcontractors’ fees and other reimbursable expenses. Either party may terminate this agreement upon twenty days written notice if the non-terminating party has defaulted through no fault of the terminating party or if the Company abandons development of the plant. In such event, the Company would be obligated for any services rendered and any reimbursable expenses.
Financing Contracts
In February 2006, the Company entered into a preliminary proposal with a lender for the construction financing. The amount of credit being offered in this proposal is the lesser of $49,500,000 or 65% of total project appraised value, which will include a $35,000,000 term loan and a $14,500,000 revolving term loan and an annually renewable revolving seasonal commitment in an amount up to $3,000,000. The Company will pay approximately $371,000 for origination fees. A down payment of $25,000 was paid in March 2006.
Utility Contracts
In March 2006, the Company entered into an agreement with an unrelated party to purchase and receive electric power and energy. The Company is obligated to pay a minimum of $30,000 per month for service or for having service available, commencing with the first full billing period. The agreement shall remain in effect for five years following the first billing period and thereafter until terminated by either party giving to the other six months notice in writing. The Company will also be required to provide a letter of credit of approximately $136,000 in favor of the unrelated party.
5. SUBSEQUENT EVENTS
In May 2006, the Company entered into a redevelopment contract with the Village of Adams for the redevelopment of the ethanol plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF indebtedness will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent). Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. The Company is obligated to pay all Project costs for the Project that are in excess of the amounts paid from the TIF indebtedness.
In May 2006, the Company entered into a credit agreement with a financial institution to fund the purchase of land. Under the credit agreement, the lender has provided a promissory note for $2,000,000. The loan is secured by a trust deed and assignment of rents for the land, and is additionally guaranteed by certain members of the Board. The Company is required to make two monthly interest payments beginning July 1, 2006 at the initial interest rate of 9% per annum with interest thereafter based on the individual loan pricing classification index. A final payment of the principal amount plus any accrued interest will be due on September 1, 2006. The Company used a portion of the proceeds of this note to purchase all of the land currently under option, for approximately $1,030,000.

Item 2. Management’s Discussion and Analysis and Plan of Operations
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;.

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
     Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
     E Energy Adams, LLC is a development-stage Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant near Adams, Nebraska. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant will annually consume approximately 18.5 million bushels of corn and as much as 1,870,000 Million British Thermal Units (“MMBtu”) of natural gas per month and produce approximately 55 million gallons of fuel grade ethanol and 169,000 tons of distillers grains for animal feed each year.
     We expect the project will cost approximately $103,100,000 to complete. This includes approximately $65,900,000 to build the plant and an additional $37,200,000 in other capital expenditures and working capital. Except for the letter of intent with Fagen, Inc., we do not have any binding or non-binding agreements with any contractor for the labor or materials necessary to build the plant. As a result, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.
     We plan to finance our project with a combination of equity and debt capital. During the time period beginning with E Energy Adams’ formation on March 25, 2005 and ending on May 31, 2005, we raised $970,000 in seed capital through a private placement. We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on May 15, 2006. We also registered the units with the state securities authorities in Nebraska, Iowa, South Dakota, Kansas, Missouri, Wisconsin and Florida. We plan to raise a minimum of $19,900,000 and a maximum of $58,100,000 in the offering and secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of the date of this report, we have received subscriptions in excess of the minimum amount of $19,900,000, however, we have not yet closed the offering or released funds from escrow. We will require a significant amount of debt financing to complete our project. We are considering a debt financing proposal from a potential senior lender, however, no agreement has been executed yet. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and may have to abandon our business.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that completion of the construction of the plant will take 14 to 16 months after construction commences. Our anticipated completion date is scheduled for Fall 2007.
Plan of Operations to Start-Up of the Ethanol Plant
     As of the date of this report, we have received subscriptions in excess of the minimum offering amount; however, we have not closed the offering and have not broken escrow. We expect to spend at least the next 12 months focused on completion of project capitalization, site acquisition and development, plant construction and preparing for start-up operations. We expect to have access to equity and debt capital sources within the next 30-60 days. Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Plan of Operations Before Completion of the Offering
     Before we close the offering, we expect to continue working principally on the preliminary design and development of our proposed ethanol plant; the development of a plant site in Gage County, Nebraska; obtaining the necessary construction permits; collecting offering proceeds from investors; identifying potential sources of debt financing; and negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts. We expect to hire 32 full-time employees before plant operations begin. We plan to fund these activities and initiatives using the $970,000 of seed capital raised through our private placement. Subsequent to the end of the period covered by this report, we obtained $2,000,000 in bridge debt financing to provide us with sufficient liquidity to fund the developmental, organizational and financing activities necessary to advance our project and permit us to continue these preliminary activities through the end of the offering. If we are unable to obtain other funds following the closing of the offering, we may need to discontinue plant construction.
     As of the date of this report, we have received subscriptions from investors totaling $49,430,000 Our subscription procedures required subscribers to send 10% of the amount due at the time they signed the subscription agreement. At that time, investors were also required to provide a promissory note for the remainder. We are currently beginning to accept subscription agreements and collect funds pursuant to the promissory notes. We may not ultimately be able to collect all funds owed to us by investors under the subscription agreements. We will not close the offering until we have cash deposits in our escrow account in excess of the minimum offering amount of $19,900,000.
     During the time preceding closing of the offering, we will identify and interview senior bank lenders to obtain needed debt financing. We have begun this process by identifying a senior lender and have received a proposal from that lender. We have paid a debt commitment fee of $25,000, however no agreement has yet been executed. If we do not accept the proposal from the senior lender, we will forfeit the $25,000 debt commitment fee. We will continue our due diligence and negotiation for this debt financing agreement and we expect to close on the senior debt shortly after the closing of the offering.
     We have executed a letter of intent with Fagen, Inc. who has agreed to enter into good faith negotiations with us to prepare definitive agreements for financial, design and construction services, and we are currently in the process of negotiating a design-build contract. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
Plan of Operations After Completion of the Offering and Before Receipt of Debt Financing Funds
     We will not close on the Offering until we have cash deposits in our escrow account in excess of the minimum offering amount of $19,900,000. As of the date of this report, we have received a proposal from a potential senior lender to provide a majority of the debt financing that we need. We have not yet executed a final agreement. We will be conducting further due diligence regarding the terms of the proposal and we expect to negotiate a final agreement. However, there is no guarantee that a final agreement will be executed.

Plan of Operations After Completion of Offering and Receipt of Debt Financing
     We plan to build our plant near Adams, Nebraska. Adams is located in south-eastern Nebraska. We have a three-year option on a parcel containing approximately 172 acres. The option also includes an easement to access the site. We also have an option to purchase an additional 0.19 acres of land adjacent to this proposed site. We also have options on two different parcels containing 22 acres to provide additional rail access to the property. We selected our primary plant site because of the site’s location relative to existing grain production, accessibility to road and rail transportation and its proximity to major distribution channels. The site is adjacent to the mainline BNSF Railroad, just off of Nebraska Highway 41 and ten miles east of Highway 77, which is a north-south corridor in Southeastern Nebraska. We have engaged Antioch International, Inc. of Elkhorn, Nebraska, to assist us with the rail engineering and design services necessary to install rail infrastructure for our proposed plant. The three phases of rail engineering services include Phase 1 – Study and Report, Phase 2 – Preliminary Design and Phase 3- Final Design. Phase 1 services will be paid on an hourly basis not to exceed a total of $5,000. Phase 2 and 3 services will be a fixed fee totaling 3% of track construction costs estimated for a 50 million gallon per year ethanol plant as described in the Phase 1 Study and Report. We expect the Phase 3 Final Design to be sufficient to obtain approval from the Burlington Northern Santa Fe Railroad, however, there is no assurance or guarantee that we will obtain the necessary approval.
     We expect to complete construction of the proposed plant and commence operations approximately 14 to 16 months after construction commences. Our activities during this period will include completion of the final design and development of the plant. We also plan to negotiate and execute final contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of this offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $65,900,000 to construct the plant and a total of approximately $103,100,000 to cover all capital expenditures necessary to complete the project, commence plant operations and produce revenue.
     We must obtain debt financing in order to complete construction on the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.
Contract Activity
      Subsequent to the end of the period covered by this report, we entered into an agreement with an unrelated party to purchase and receive electric power and energy necessary to operate our plant. We have agreed to pay a minimum of $30,000 per month for service or for having service available, commencing with the first full billing period. This agreement will remain in effect for five years following the first billing period and thereafter until terminated by either party upon six months written notice. The Company will also be required to provide a letter of credit of approximately $136,000 in favor of the unrelated party.
      Subsequent to the end of the period covered by this report, we also entered into a redevelopment contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF indebtedness will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent). Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. We are obligated to pay all costs for the project that are in excess of the amounts paid from the TIF indebtedness.
     Subsequent to the end of the period covered by this report, we entered into a credit agreement with a financial institution to fund the purchase of land. Under the credit agreement, the lender has provided a promissory note for $2,000,000. The loan is secured by a trust deed and assignment of rents for the land, and is additionally guaranteed by certain members of the Board. The Company is required to make two monthly interest payments beginning July 1, 2006 at the initial interest rate of 9% per annum with interest thereafter based on the individual loan pricing classification index. A final payment of the principal amount plus any accrued interest will be due on September 1, 2006. The Company use a portion of the proceeds of this note to purchase all of the land currently under option, for approximately $1,030,000.

Operating Expenses
     When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Employees
     Prior to commencement of operations, we intend to hire approximately 32 full-time employees. As a development company, we currently do not have any full time employees. Approximately five of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
CEO	1
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	2
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32
     The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
Liquidity and Capital Resources
Sources of Funds
     During the time period beginning with E Energy Adams’ formation on March 25, 2005 and ending on May 31, 2005, we raised $970,000 in seed capital through a private placement. Subsequent to the end of the period covered by this report, we obtained a bridge financing loan of $2,000,000. As of the date of this report, we have received subscriptions for 4,943 units in our initial public offering totaling $49,430,000. However, pursuant to our subscription procedures, at the time they filled out the subscription agreement, prospective investors were required to send only 10% of the amount due to us, along with a promissory note for the remainder. Therefore, at this time we are beginning to accept subscriptions and collect funds pursuant to the promissory notes. Ultimately we may not be able to collect all funds owed to us by investors under the subscription agreements. Assuming we are able to collect all funds owing under the subscription agreements, we expect to require approximately $49,500,000 of debt financing for our project, plus any grants and/or tax increment financing we are awarded. We expect our seed capital proceeds and our bridge financing to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we close the offering and procure senior debt financing. Assuming the successful completion of the offering and execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition.
Uses of Proceeds
     The following tables describe our proposed estimated use of our offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

Use of Proceeds	Amount	Percent of Total

Plant construction	$65,900,000	63.92%
Road and ditch construction costs	750,000	0.73%
Land cost	1,100,000	1.06%
Site development costs	5,278,000	5.12%
Construction contingency	3,600,000	3.50%
Construction performance bond	500,000	0.48%
Construction insurance costs	120,000	0.12%
Administrative building	400,000	0.39%
Office equipment	75,000	0.07%
Computers, Software, Network	150,000	0.15%
Rail infrastructure	3,594,750	3.49%
Rolling stock	515,000	0.50%
Fire Protection / Water Supply	3,180,000	3.08%
Water treatment system	1,500,000	1.45%
Capitalized interest	2,000,000	1.94%
Grain Storage Facility	3,000,000	2.91%
Start up costs:
Financing costs	506,250	0.49%
Organization costs	1,300,000	1.26%
Pre production period costs	1,345,000	1.30%
Inventory — working capital	3,000,000	2.91%
Inventory — corn	2,000,000	1.94%
Inventory — chemicals and ingredients	150,000	0.15%
Inventory — work in process — Ethanol	1,500,000	1.45%
Inventory — work in process — DDGS	500,000	0.48%
Inventory spare parts — process equipment	750,000	0.73%

Operating costs:

Office labor, expense and equipment	165,000	0.16%

Telephone, Internet, Postage service	25,500	0.03%

Directors Expense	30,000	0.03%

Payroll Tax	17,000	0.02%

Accounting and Legal Fees	55,000	0.05%

Insurance— D & O and Operations	70,000	0.07%

Miscellaneous	23,500	0.02%

Total	$103,100,000	100.00%
Quarterly Financial Results
     As of March 31, 2006, we had cash and cash equivalents of approximately $187,700 and total assets of approximately $515,200. We raised $970,000 in seed capital through a private placement. We have used the proceeds to fund development and organizational needs. We have received subscriptions for a total of 4,943 units through our offering for a total of $49,430,000. However, pursuant to our subscription procedures, at the time they filled out the subscription agreement, prospective investors were required to send us only 10% of the amount due to us, along with a promissory note for the remainder. Therefore, at this time we are beginning to accept subscription agreements and collect funds due pursuant to the promissory notes. Ultimately we may not be able to collect all funds owed to us by subscribers under the subscription agreements.
     As of March 31, 2006, we had current liabilities of approximately $171,000.
     Total members equity as of March 31, 2006 was approximately $344,150. Since inception, we have generated no revenue from operations. For the quarter ended March 31, 2006, we have a net loss of approximately $224,900 due to start-up costs.
Trends Impacting the Ethanol Industry
     While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, there are currently over 100 operational ethanol plants nationwide that have the capacity to produce approximately 4.8 billion gallons annually. In addition, there are 33 ethanol plants and seven expansions under construction, which when operational are expected to produce approximately another 2 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005 following approval of the bill by the U.S. House of Representatives on July 28, 2005. President George W. Bush signed the bill into law on August 8, 2005. The law includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provisions impacting the ethanol industry is highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. In addition, because the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an adverse effect on our future earnings.
     The Energy Policy Act of 2005 also changes the definition of a “small ethanol producer,” allowing more producers to qualify for income tax credits. The size of the plant eligible for the tax credit was previously limited to 30 million gallons; however, the law raises the size limitation on the production capacity for small ethanol producers from 30 million to 60 million gallons per year. Therefore, because our plant is expected to produce 50 million gallons of ethanol per year, we expect to qualify as a small ethanol producer once we begin producing ethanol. Historically, small ethanol producers have been allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. Thus, the tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment, and ends on December 31, 2008.
     The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

     The Energy Policy Act of 2005 did not impose a national ban on MTBE, which is a commonly used oxygenate and a major competitor of ethanol. Several states have recently banned the use of MTBE because of concerns over its potentially harmful impact on groundwater supplies. Ethanol is the most readily available substitute for MTBE in markets in which reformulated gasoline may be required. However, other MTBE replacements may capture a portion or all of these potential markets. The statute did not provide any liability limits for MTBE producers or refiners, which may cause its use to decline. If such a decline in MTBE use occurs, the demand for ethanol may increase by a greater margin and may occur sooner than anticipated. There is no assurance that these new markets will be open to ethanol or that any increased demand will directly benefit our plant.
     We will be dependent on our supply of corn to produce ethanol and its byproducts at our plant. We expect the price of corn to increase and we will have to compete with the new plants for corn origination. Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
     Natural gas is an important input to the ethanol manufacturing process. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances, so that we can market them to broader livestock markets. Natural gas has recently only been available at prices exceeding historical averages. The prices may increase our costs of production when we become operational. In late August 2005, Hurricane Katrina caused dramatic damages to Louisiana, one of the larges natural gas hubs in the US, resulting in an increase in the price of natural gas. There is still considerable uncertainty as to the extent of infrastructure damage and the amount of lost production from Hurricane Katrina, as well as uncertainty the impact of future tropical storms and hurricanes will have on the already weakened infrastructure. Therefore, we are uncertain as to how Hurricane Katrina will impact long-term natural gas prices. We expect natural gas prices to remain high or increased given the unpredictable market situation. This will increase our gas costs substantially, which may adversely impact our future operations.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Jack Alderman, along with our Treasurer (the principal financial officer), Nicholas Cusick, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473). As of March 31, 2006, our registration statement was not yet effective, and we had not yet registered any of our units. The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-123473) effective on May 15, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 5,810 units at $10,000 per unit for an aggregate maximum gross offering price of $58,100,000. We have not closed the offering, but are no longer actively seeking sales of our units pending further discussions with potential senior lenders. As of the date of this report, we have received subscriptions for 4,943 units, for an aggregate amount of $49,430,000. However, pursuant to our subscription procedures, at the time they filled out the subscription agreement, potential investors were required to send only 10% of the amount due to us along with a promissory note for the remainder. Therefore, at this time we are beginning to accept subscriptions and collect funds pursuant to the promissory notes. Ultimately we may not be able to collect all funds owed to us by investors under the subscription agreements. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. We have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $19,900,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $31,930,000 to $70,130,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners have consented to release of the funds on deposit.
     For the period detailed by this report, we did not receive or use any net offering proceeds.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

     The following exhibits are included in this report:

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC

Date:	July 5, 2006	/s/ Jack L. Alderman

Jack L. Alderman
Chairman and President (Principal Executive Officer)

Date:	July 5, 2006	/s/ Nicholas J. Cusick

Nicholas J. Cusick
Treasurer (Principal Financial and Accounting Officer)