Form 10QSB
period 2006-06-30
E ENERGY ADAMS LLC
filed 2006-08-14
CIK 1328067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                to                 .
Commission file number 333-128902
E ENERGY ADAMS, LLC
(Exact name of small business issuer as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	20-2627531 (I.R.S. Employer Identification No.)
510 Main Street, P.O. Box 49, Adams, Nebraska 68301
(Address of principal executive offices)
(402) 988-4655
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of June 30, 2006 there were 194 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

INDEX

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis and Plan of Operations	13
Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION	22

Item 1. Legal Proceeding	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23

SIGNATURES	24
Promissory Note
Redevelopment Contract
Standard Form of Agreement
Contingency Staffing Services Agreement
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
E ENERGY ADAMS, LLC
(A Development Stage Company)
Balance Sheet

June 30,
2006
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$674,340
Prepaid and other	27,313

Total current assets	701,653

Property and Equipment
Land	1,054,282
Computers and office equipment	12,167
Leasehold improvements	4,408

Total property and equipment	1,070,857
Less accumulated depreciation	2,311

Net property and equipment	1,068,546

Other Assets
Deferred offering costs	385,424
Debt issuance costs	27,500

Total other assets	412,924

Total Assets	$2,183,123

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$148,419
Accrued interest and other	19,803
Note payable	2,000,000

Total current liabilities	2,168,222

Commitments and Contingencies

Members’ Equity

Member contributions, net of costs related to capital contributions, 194 units outstanding at June 30, 2006	952,808
Deficit accumulated during development stage	(937,907)

Total members’ equity	14,901

Total Liabilities and Members’ Equity	$2,183,123

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Operations

	Quarter	Quarter
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Professional and consulting fees	180,687	53,385
Project coordinator	24,585	—
General and administrative	96,894	49,563

Total operating expenses	302,166	102,948

Operating Loss	(302,166)	(102,948)

Other Income (Expense)
Interest income	2,998	1,958
Interest expense	(30,082)	—

Total other income (expense)	(27,084)	1,958

Net Loss	$(329,250)	$(100,990)

Weighted Average Units Outstanding	194	93

Net Loss Per Unit	$(1,697)	$(1,086)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Operations

	Nine Months	Nine Months	From Inception
	Ended	Ended	(March 25, 2005)
	June 30,	June 30,	to June 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	383,358	68,313	511,827
Project coordinator	76,585	—	100,116
General and administrative	247,955	55,038	317,768

Total operating expenses	707,898	123,351	929,711

Operating Loss	(707,898)	(123,351)	(929,711)

Other Income (Expense)
Other income	—	—	5,000
Interest income	9,924	—	16,886
Interest expense	(30,082)	—	(30,082)

Total other income (expense)	(20,158)	—	(8,196)

Net Loss	$(728,056)	$(123,351)	$(937,907)

Weighted Average Units Outstanding	194	87	171

Net Loss Per Unit	$(3,753)	$(1,418)	$(5,485)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(March 25, 2005)
	June 30,	June 30,	to June 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(728,056)	$(123,351)	$(937,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,898	—	2,311
Assignment of land option	—	—	(5,000)
Changes in assets and liabilities
Prepaid and other expenses	(14,292)	(28,465)	(27,313)
Accounts payable	3,945	12,856	109,042
Accrued interest and other	19,803	10,293	19,803

Net cash used in operating activities	(716,702)	(128,667)	(839,064)

Cash Flows from Investing Activities
Land	(1,047,282)	—	(1,047,282)
Payment for land options	—	—	(2,000)
Capital expenditures	(10,122)	(730)	(16,575)

Net cash used in investing activities	(1,057,404)	(730)	(1,065,857)

Cash Flows from Financing Activities
Debt issuance costs	(27,500)	—	(27,500)
Proceeds from loan	2,000,000	—	2,000,000
Member contributions	—	970,000	970,000
Payments for cost of raising capital	—	(17,192)	(17,192)
Payments for deferred offering costs	(261,107)	(26,353)	(346,047)

Net cash provided by financing activities	1,711,393	926,455	2,579,261

Net Increase (Decrease) in Cash and Equivalents	(62,713)	797,058	674,340

Cash and Equivalents — Beginning of Period	737,053	—	—

Cash and Equivalents — End of Period	$674,340	$797,058	$674,340

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$15,288	$—	$15,288

Supplemental Disclosure of Noncash Investing and Financing Activities
Land options exercised for land purchased	$7,000	$—	$7,000

Deferred offering costs in accounts payable	$39,377	$—	$39,377

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2005, contained in the Company’s initial filing Form SB-2 Registration Statement.
In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. As of June 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the plant. The Company anticipates completion of the plant in summer of 2007.
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
Cash
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances, which include cash invested in money market funds, may exceed amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2006, cash invested in money market funds totaled approximately $604,000, which is uninsured.
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
June 30, 2006
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
Fair Value of Financial Instruments
The carrying value of cash, accounts payable and notes payable approximates the fair value.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
Reclassification
Certain amounts in the Statement of Operations for June 2005 have been reclassified to conform to 2006 classifications. These reclassifications had no effect on net loss as previously reported.
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
3. MEMBERS’ EQUITY
The Company has filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective May 15, 2006. The Offering is for a minimum of 1,990 and up to 5,810 membership units for sale at $10,000 per unit. The minimum purchase requirement is two units for a minimum investment of $20,000. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. Investments will be held in escrow until the earliest of the receipt of $19,900,000 or more in cash proceeds and a written debt financing commitment for an amount ranging from approximately $23,930,000 to $62,130,000, one year from the effective date of the registration statement or

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2006
termination of the offering. As of July 31, 2006, the Company has raised approximately $49,390,000 under this offering.
4. BRIDGE LOAN
In May 2006, the Company entered into a credit agreement with a financial institution to fund the purchase of land. Under the credit agreement, the lender has provided a promissory note for $2,000,000. The loan is secured by a trust deed and assignment of rents for the land, and is additionally guaranteed by certain members of the Board. The Company is required to make two monthly interest payments beginning July 1, 2006 at the initial interest rate of 9% per annum with interest thereafter based on the individual loan pricing classification index. A final payment of the principal amount plus any accrued interest will be due on September 1, 2006. The Company used a portion of the proceeds of this note to purchase all of the land currently under option, for approximately $1,054,000, less applied option deposits.
5. COMMITMENTS AND CONTINGENCIES
Design build letter of intent
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $103,000,000. The Company has signed a letter of intent with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $65,900,000. The letter of intent shall terminate on December 31, 2007 unless the basic size and design of the facility have been agreed upon, a specific site or sites have been determined and agreed upon, and at least 10% of the necessary equity has been raised. Further, the letter of intent terminates at December 31, 2008 unless financing for the facility has been secured. Either of the termination dates may be extended upon mutual written agreement. If the Construction Cost Index “CCI” (as defined in the letter of intent) for the month in which a notice to proceed with the project is given has increased over 7660.29, the CCI for January 2006, the contract price will be increased by an equal percentage amount. Due to the increase in the CCI, at June 30, 2006 the estimated contract price increase is approximately $334,000 more than the price stipulated to in the letter of intent. An employee of the contractor is a member and director of the Company.
Construction contract
In June 2006, the Company entered into a construction agreement with an unrelated contractor for work associated to the civil and site grading detail, temporary access road and spur track for an amount of approximately $2,248,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The contractor must complete projects on or before August 14, 2006, or will owe the Company an additional $2,000 per day until work is substantially complete. After substantial completion, if the contractor shall neglect, refuse or fail to complete the remaining work on or before October 16, 2006, the contractor shall pay the Company an additional $1,000 per day until all remaining work is complete.
Land contracts
In February 2005, the Gage County Economic Development Corporation entered into an option to purchase approximately 172 acres of land. This option was entered into to enable the Gage County Economic Development Corporation to seek a developer to construct an ethanol fuel plant on this site. The Economic Development Corporation paid a non refundable option deposit of $5,000. The total purchase price of the land is $800,000 in the event the option is exercised on or before February 28, 2007. The total purchase price will increase an additional 4% increase for inflation calculated on an annual basis from March 1, 2005 through date of closing in the event the option is exercised with a closing date on or after March 1, 2007. The initial term of the option shall expire on February 28, 2008. On July 19, 2005, the Gage County Economic Development Corporation signed over all of its right, title and interest in this option agreement for this site to the Company. The Company recorded $5,000 of other

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2006
income and a corresponding asset upon assignment of this option. In May 2006, the Company exercised this option and purchased the land for a price of $805,000, including application of the $5,000 option deposit.
In July 2005, the Company entered into two contracts with an unrelated party to have the option to purchase approximately 15 acres and 7 acres of land in Gage County Nebraska for $5,000 per acre. These parcels are adjacent to the aforementioned 172 acres and may provide additional rail access to the property. The Company paid a non-refundable option deposit of $1,000 for each option which is to be applied to the purchase price of the properties. The option shall remain in effect for a period of two years from the effective date of this agreement. In May 2006, the Company exercised this option and purchased the land for a price of $94,850, including application of the option deposits.
In October 2005, the Company entered into an option to purchase approximately one acre of land in Gage County for the purchase price of $5,000. The Company paid a non-refundable option deposit of $1,000 which will be applied towards the purchase price of the property. The option shall remain in effect for two full years from the effective date of the agreement. In May 2006, the Company exercised this option and purchased the land for a price of $5,050, including application of the option deposit.
The Company entered into an option agreement, effective February 2006, to purchase approximately .19 acres of land in Gage County for the purchase price of $10,000. The Company paid a non-refundable option deposit of $250, which will be applied towards the purchase price of the property. The option shall remain in effect for two full years from the effective date of the agreement. In May 2006, the Company exercised this option and purchased the land for a price of $10,000, including application of the option deposit.
Consulting contracts
In May 2005, the Company entered into a consulting agreement with a related party to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company will pay the consultant a one-time fee of $25,000 and $300 per day, not to exceed $1,500 per week commencing on the effective date of this agreement. Additionally, the Company will pay a one-time bonus of $250,000, less all amounts previously paid to the consultant which includes the one-time fee, weekly compensation and reimbursed expenses, upon the Company raising the amount of equity required by a prospective lender to secure a loan adequate to finance the Company’s business plan, successful execution of a definitive debt financing agreement of a binding commitment for debt financing and the loan transaction contemplated by such commitment closes and is funded. The agreement has no term, but may be terminated at any time by either party upon fourteen days notice. The consultant is a member and director of the Company as well as engaged as a consultant for the Company’s general contractor. As of June 30, 2006 the Company has incurred approximately $98,000 of these costs.
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
June 30, 2006
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
In January 2006, the Company entered into an agreement with an unrelated party, for Phase I and Phase II engineering services for a fee of $92,500, which shall be included in and credited to the Design-Build Agreement’s contract price if entered into upon payment in full. In addition to this fee, the Company will reimburse the contractor for agreed upon subcontractors’ fees and other reimbursable expenses. Either party may terminate this agreement upon twenty days written notice if the non-terminating party has defaulted through no fault of the terminating party or if the Company abandons development of the plant. In such event, the Company would be obligated for any services rendered and any reimbursable expenses. As of June 30, 2006, the Company has incurred approximately $23,000, all of which is included in accounts payable.
In June 2006, the Company entered into a staffing services agreement with an unrelated party. The agreement will be for an initial term of one year and will continue on a monthly basis thereafter until terminated by either party giving written notice. The cost of this service will be 25% of the first year annual salary of referred employee, with a minimum fee of $10,000.
Financing Contracts
In February 2006, the Company entered into a preliminary proposal with a lender for the construction financing. The amount of credit being offered in this proposal is the lesser of $49,500,000 or 65% of total project appraised value, which will include a $35,000,000 term loan and a $14,500,000 revolving term loan and an annually renewable revolving seasonal commitment in an amount up to $3,000,000. The Company will pay approximately $371,000 for origination fees. A down payment of $25,000 was paid in March 2006. The debt commitment requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.
In May 2006, the Company entered into a redevelopment contract with the Village of Adams for the redevelopment of the ethanol plant site. The Village will issue some form of tax increment financing to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent). Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. The Company is obligated to pay all Project costs for the Project that are in excess of the amounts paid from the tax increment financing.
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

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2006
Leases
In June 2006, the Company entered into a lease agreement for certain land specified in the agreement for the construction and rehabilitation of a railway track. The Company shall pay the land owner a one time fee in the amount of $500 for the lease of the land. The lease shall continue on a monthly basis, until terminated by either party by giving to the other thirty days’ written notice.
6. SUBSEQUENT EVENTS
Utility contract
In August 2006, the Company entered into an agreement with an unrelated party to provide natural gas required by the Company for the period from November 2007 and for ten years thereafter. The contract includes an agreed upon rate for the natural gas for the ten year term.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Investors’ ability to pay the outstanding balances on promissory notes after the closing of the offering;

•	Our ability to obtain the debt financing necessary to construct and operate our plant;

•	Our ability to enter into binding agreements with Fagen, Inc. and ICM, Inc. to build our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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
Overview
     E Energy Adams, LLC is a development-stage Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant near Adams, Nebraska. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant once built will annually consume approximately 18.5 million bushels of corn and as much as 1,870,000 Million British Thermal Units (“MMBtu”) of natural gas per month and produce approximately 55 million gallons of fuel grade ethanol and 169,000 tons of distillers grains for animal feed each year. We anticipate completion of plant construction during summer 2007.
     We expect the project will cost approximately $103,100,000 to complete. This includes approximately $65,900,000 to build the plant and an additional $37,200,000 in other capital expenditures and working capital. We have entered into a Phase I Contract with Commercial Contractors Equipment, Inc. for initial site development, such as site grading for a temporary access road and spur track. Under this contract, we have agreed to pay Commercial Contractors Equipment, Inc. approximately $2,248,000. We have also entered into a non-binding letter of intent with Fagen, Inc. for the construction of the plant. We do not have any binding or non-binding agreements with an alternative design-builder for the labor or materials necessary to build the plant. Thus, our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses.
     We will require a significant amount of debt financing to complete our project. We have obtained a non-binding debt financing commitment, but we do not have a binding agreement for the debt financing that we need. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and my have to abandon our business.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that completion of the project will take 14 to 16 months after construction commences. Our anticipated completion date is scheduled for summer 2007.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months focused on project capitalization and plant construction. We also plan to negotiate and execute final contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains.
     We expect our equity proceeds to supply us with enough cash to cover our costs, including staffing, office costs, audit, legal, compliance and staff training, until we procure debt financing. We have obtained a non-binding debt financing commitment, but we do not have a binding agreement for the debt financing that we need. If we do not secure the necessary debt financing, we will not be able to construct our proposed ethanol plant and my have to abandon our business. Assuming the successful execution of loan closing agreements, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site development, utilities, construction and equipment acquisition.
Project Capitalization
     Assuming we obtain the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $65,900,000 to construct the plant and a total of approximately $37,200,000 to cover all capital expenditures necessary to complete the project, commence operations and produce revenue.
Seed Capital Offering
     During the time period beginning with E Energy Adams’ formation on March 25, 2005 and ending on May 31, 2005, we raised $970,000 in seed capital through a private placement. We issued a total of 194 units to our seed capital investors at a price of $5,000 per unit.
Registered Offering
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on

May 15, 2006. We also registered the units with the state securities authorities in Nebraska, Iowa, South Dakota, Kansas, Missouri, Wisconsin and Florida. We offered a minimum of 1,990 and a maximum of 5,810 units for total proceeds of a minimum of $19,900,000 and a maximum of $58,100,000. We plan to secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of July 31, 2006, we have received subscriptions in the amount of $49,390,000; however, we have not closed the offering and have not broken escrow.
Bridge Loan
     On May 31, 2006, we entered into a Promissory Note (Operating Loan) and Loan Agreement (the “Bridge Loan”) with Farm Credit Services of America, PCA establishing a credit facility for interim financing. The Bridge Loan was in the amount of $2,000,000. We used the funds to purchase the land for our plant site and we must repay the loan in full by September 1, 2006.
Senior Debt Financing
     We must obtain debt financing in order to complete construction of the ethanol plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing.
     On July 26, 2006, we obtained a conditional debt financing commitment letter from Farm Credit Services of America, PCA. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend us the debt financing that we need only if we satisfy all of the conditions of the commitment. The conditional debt financing commitment is for the lesser of $49,500,000 or 65% of the total project appraised value to build a 50 million gallon per year ethanol plant. The debt commitment requires us to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.
Tax Increment Financing (“TIF”)
     On May 1, 2006, we entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent). Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. We are obligated to pay all costs for the project that are in excess of the amounts paid from the tax increment financing.
Plant Construction Activities
Site Preparation
     We have entered into a Phase I Contract with Commercial Contractors Equipment, Inc. for initial site development, such as the civil and site grading detail, temporary access road and spur track. Under this contract, we have agreed to pay Commercial Contractors Equipment, Inc. approximately $2,248,000. We will pay Commercial Contractors Equipment, Inc. in monthly installments based on work performed for the previous period.
Construction of the Plant
     We have executed a letter of intent with Fagen, Inc. for a total price of approximately $65,526.000 and have entered into good faith negotiations with us to prepare definitive agreements for financial, design and construction services, and we are currently in the process of finalizing a design-build contract. Under the letter of intent, if the Construction Cost Index “CCI” (as defined in the letter of intent) for the month in which notice to proceed with the project is given has increased over 7,660.29, the CCI for January 2006, the contract price will be increased by an equal percentage amount. Due to the increase in the CCI, at June 30, 2006 the estimated contract price increase is approximately $334,000 more than the price stipulated to in the letter of intent. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc.

employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
Real Estate
     We selected our primary plant site because of the site’s location relative to existing grain production, accessibility to road and rail transportation and its proximity to major distribution channels. The site is located in Southeast Nebraska near the Village of Adams. The site is adjacent to the mainline BNSF Railroad, just off of Nebraska Highway 41 and ten miles east of Highway 77, which is a north-south corridor in Southeastern Nebraska.
     In May of 2006 we exercised four options to purchase the land for our plant site. We exercised our option on 172 acres of land for a price of $805,000, including application of a $5,000 option deposit we had previously paid. We also exercised two options on a 15 acre parcel and a 7 acre parcel adjacent to the aforementioned 172 acres. We purchased this land for $94,850, including application of a $2,000 option deposit per parcel we had previously paid. In addition, we exercised our option on one acre of land in Gage County, Nebraska. We purchased this land for a price of $5,050, including application of an option deposit of $1,000 we had previously paid. Finally, we exercised an option to purchase .19 acres of land in Gage County. We purchased this land for a price of $10,000, including application of an option deposit of $250 we had previously paid.
Staffing Services
     In June 2006, we entered into a staffing services agreement with BBI International (“BBI”), under which BBI will provide staffing and recruiting services for a term of one year and shall continue to provide services thereafter on a month-to-month basis unless terminated in writing by either party. We have agreed to pay BBI 25% of the first year annual salary of the referred employee, with a minimum fee of $10,000.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We anticipate Fagen, Inc. and ICM, Inc. will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we will retain consultants with expertise specific to the permits being pursued to ensure all permits are acquired in a cost efficient and timely manner.
     In May of 2006 we obtained our minor source construction permit for air emissions from the Nebraska Department of Environmental Quality. We must also obtain a construction storm water discharge permit prior to starting construction. The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. Currently, we do not anticipate problems in obtaining the required permits; however, such problems may arise in which case our plant may not be allowed to operate.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible changes in legislation at the federal, state and/or local level; possible changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10 year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, there are currently 101 operational ethanol plants nationwide that have the capacity to produce approximately 4.8 billion gallons annually. In addition, there are 36 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 2.5 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational
     The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005, following approval of the bill by the U.S. House of Representatives on July 28, 2005. President George W. Bush signed the bill into law on August 8, 2005. The law includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.
     The provisions impacting the ethanol industry are highlighted by the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. In addition, because the RFS begins at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This could have an adverse effect on our future earnings.
     The Energy Policy Act of 2005 also changes the definition of a “small ethanol producer,” allowing more producers to qualify for income tax credits. The size of the plant eligible for the tax credit was previously limited to 30 million gallons; however, the law raises the size limitation on the production capacity for small ethanol producers from 30 million to 60 million gallons per year. Since our plant will be a 50 million gallon per year facility, we expect to qualify for this credit. Historically, small ethanol producers have been allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. Thus, the tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment, and ends on December 31, 2008.
     The Energy Policy Act of 2005 also creates a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
     The Energy Policy Act of 2005 did not impose a national ban on MTBE, which is a commonly used oxygenate and a major competitor of ethanol. Several states have recently banned the use of MTBE because of concerns over its potentially harmful impact on groundwater supplies. Ethanol is the most readily available substitute for MTBE in markets in which reformulated gasoline may be required. However, other MTBE replacements may capture a portion or all of these potential markets. The statute did not provide any liability limits for MTBE producers or refiners, which may cause the use of MTBE to decline. If such a decline in the use of MTBE occurs, the demand for ethanol may increase by a greater margin than is currently anticipated. There is no assurance that these new markets will be open to ethanol or that any increased demand will directly benefit our plant.
Technology Developments

     A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered in Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.
     Variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility which can significantly impact the cost of corn and the production of ethanol. In addition, we do not expect corn prices to remain at the current low levels indefinitely. As 2005 was a record year for production, the USDA estimates show a 2 billion bushel excess supply of corn which should help level volatility of corn prices in 2006. Although we do not expect to begin operations until summer 2007, we expect these same factors will continue to cause continuing volatility in the price of corn, which will significantly impact our cost of goods sold.
     Natural gas is an important input to the ethanol manufacturing process. We estimate that our natural gas usage will be approximately 10-15% of our annual total production cost. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances. According to the Energy Information Administration, natural gas prices will continue to climb over the next few years, increasing the cost to produce ethanol, but at a much slower pace than the hike in cost experienced in 2005.
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
Liquidity and Capital Resources
Estimated Sources of Funds
     The following schedule sets forth our estimated sources of funds to build the ethanol plant to be located near Adams, Nebraska. This schedule could change in the future depending on whether we receive additional grants and the level of senior debt incurred.

Sources of Funds		Percent
Offering Proceeds (1)	$49,390,000	47.91%
Seed Capital Proceeds (2)	$970,000	0.94%
Senior Debt Financing (3)	$49,500,000	48.01%
Tax Increment Financing (4)	$3,062,000	2.97%
Interest on Escrow (5)	178,000	0.17%

Total Sources of Funds	$103,100,000	100.00%

(1)	We currently have funds from investors for approximately $49,390,000.

(2)	We have issued a total of 194 units to our seed capital investors at a price of $5,000 per unit in our private placement in exchange for proceeds of $970,000.

(3)	We currently do not have a definitive loan agreement with a senior lender for debt financing in the amount of $49,500,000. We do have a non-binding debt financing commitment letter for proposed senior secured credit facilities consisting of a $49,500,000 letter of credit. Definitive debt documents have not yet been finalized and there is no assurance that they will be. Even if we do enter into final agreements, they may not be upon the terms we expect.

(4)	We have entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent).

(5)	As of July 31, 2006, we have earned $178,000 in interest on our escrow account.
     We do not expect to begin substantial plant construction activity before closing our equity offering, satisfying any loan commitment conditions and closing the loan transaction.
Estimated Use of Proceeds
     We initially expected the project to cost approximately $91,000,000 to complete. Due to several changes in the project and increases in costs we now expect the project to cost approximately $103,100,000 to complete. The increase in project costs of $12,100,000 is due to several factors including increased construction resulting from our decision to build additional grain storage facilities at a cost of approximately $3,000,000. In addition, the cost of materials is another significant contributor to the increased cost of our project. Our letter of intent with Fagen, Inc. includes an escalator provision based on the Construction Cost Index (“CCI”), a construction materials index published by Engineering News-Record Magazine. Based on our letter of intent with Fagen, Inc. and the change in the CCI, our revised plant construction cost estimate has increased by approximately $400,000 and we have increased our construction contingency by approximately $1,470,000.
     In addition, our estimated site development costs have increased by approximately $1,300,000. Increases to our cost estimates for rail infrastructure, rolling stock and fire protection and water supply also account for approximately $3,785,000 of the price increase. We also had an increase in our cost of inventory of corn by approximately $900,000. The remaining difference between our original total project cost and the revised total project cost includes increases to and additions of capital expenditures such as organizational and operating costs.
     The following two tables reflect our initial and our revised estimate of costs and expenditures for the ethanol plant expected to be built near Adams, Nebraska over the next 12 months. Table 1 reflects our estimate of the costs as of the date our registration statement on Form SB-2 became effective (May 15, 2006). Table 2 reflects our subsequent revisions to our estimate of costs as of the date of this report. These estimates are based on discussions with Fagen, Inc., ICM Inc. and our anticipated lenders. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.
Table 1 — Initial Estimate of Costs as of May 15, 2006.

		Percent of
Use of Proceeds	Amount	Total

Plant construction	$65,525,848	72.01%
Road and ditch construction costs	1,000,000	1.20%
Land cost	970,000	1.07%

		Percent of
Use of Proceeds	Amount	Total

Site development costs	3,970,000	4.36%
Construction contingency	2,129,152	2.34%
Construction performance bond	0	0.00%
Construction insurance costs	120,000	0.13%
Administrative building	300,000	0.33%
Office equipment	75,000	0.01
Computers, Software, Network	150,000	0.16%
Rail infrastructure	2,220,000	2.44%
Rolling stock	330,000	0.36%
Fire Protection / Water Supply	950,000	1.04%
Water treatment system	930,000	1.02. %
Capitalized interest	2,000,000	2.20%
Start up costs:
Financing costs	630,000	0.69%
Organization costs	1,250,000	1.37%
Pre production period costs	750,000	0.82%
Inventory — working capital	3,750,000	4.12%
Inventory — corn	1,100,000	1.21%
Inventory — chemicals and ingredients	350,000	0.38%
Inventory — work in process — Ethanol	1,250,000	1.37%
Inventory — work in process — DDGS	500,000	0.55%
Inventory spare parts — process equipment	750,000	0.82%

Total	$91,000,000	100.00%
Table 2 — Revised Estimate of Costs as of the Date of this Report.

Use of Proceeds	Amount	Percent of Total

Plant construction	$65,900,000	63.92%
Road and ditch construction costs	750,000	0.73%
Land cost	1,100,000	1.06%
Site development costs	5,278,000	5.12%
Construction contingency	3,600,000	3.50%
Construction performance bond	500,000	0.48%
Construction insurance costs	120,000	0.12%
Administrative building	400,000	0.39%
Office equipment	75,000	0.07%
Computers, Software, Network	150,000	0.15%
Rail infrastructure	3,594,750	3.49%
Rolling stock	515,000	0.50%
Fire Protection / Water Supply	3,180,000	3.08%
Water treatment system	1,500,000	1.45%
Capitalized interest	2,000,000	1.94%
Grain Storage Facility	3,000,000	2.91%
Start up costs:
Financing costs	506,250	0.49%
Organization costs	1,300,000	1.26%
Pre production period costs	1,345,000	1.30%
Inventory — working capital	3,000,000	2.91%
Inventory — corn	2,000,000	1.94%
Inventory — chemicals and ingredients	150,000	0.15%
Inventory — work in process — Ethanol	1,500,000	1.45%
Inventory — work in process — DDGS	500,000	0.48%
Inventory spare parts — process equipment	750,000	0.73%

Operating costs:

Office labor, expense and equipment	165,000	0.16%

Use of Proceeds	Amount	Percent of Total

Telephone, Internet, Postage service	25,500	0.03%

Directors Expense	30,000	0.03%

Payroll Tax	17,000	0.02%

Accounting and Legal Fees	55,000	0.05%

Insurance– D & O and Operations	70,000	0.07%

Miscellaneous	23,500	0.02%

Total	$103,100,000	100.00%
Quarterly Financial Results
     As of June 30, 2006, we have total assets of approximately $2,183,000 consisting primarily of cash, cash equivalents and land. We have current liabilities of approximately $2,168,000 consisting primarily of accounts payable and note payable. Since our inception through June 30, 2006, we have an accumulated loss of approximately $937,900. Total members’ equity as of June 30, 2006, was approximately $15,000. Since our inception, we have generated no revenue from operations. For the three months ended June 30, 2006 and the period from inception to June 30, 2006, we had net losses of approximately $329,000 and $937,900, respectively, primarily due to start-up business costs.
Critical Accounting Estimates
          Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We do not believe that any of the significant accounting policies described in the notes to the financial statements are critical at this time, however we expect to implement critical accounting policies as we prepare for and commence operation of the ethanol plant.
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
Off Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our President and Chairman (the principal executive officer), Jack L. Alderman, along with our Treasurer (the principal financial officer), Nicholas Cusick, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our President and Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

     We registered a total of 5,810 units at $10,000 per unit for an aggregate maximum gross offering price of $58,100,000. We have not closed the offering, but are no longer actively seeking sales of our units pending further discussions with potential senior lenders. As of the date of this report, we have received subscriptions for 4,939 units, for an aggregate amount of $49,390,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company.
     Pursuant to our prospectus, all subscription payments from the offering are deposited in an escrow account. As of June 30, 2006, we have not yet met the conditions to breaking escrow. We will not break escrow until we satisfy the following conditions:
•	Cash proceeds from unit sales deposited in the escrow account equals or exceeds the minimum offering amount of $19,900,000, exclusive of interest;

•	We obtain a written debt financing commitment for debt financing ranging from $31,930,000 to $70,130,000 less any grants and/or tax increment financing we are awarded;

•	We elect, in writing, to terminate the escrow agreement;

•	The escrow agent provides to each state securities department in which the Company has registered its securities for sale an affidavit stating that the foregoing requirements have been satisfied; and

•	The state securities commissioners that require their consent have consented to release of the funds on deposit.
     As of June 30, 2006, we did not receive or use any net offering proceeds.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included in this report:
10.1	Promissory Note (Operating Loan) and Loan Agreement dated May 31, 2006 with Farm Credit Services of America, PCA.

10.2	Redevelopment Contract dated May 1, 2006 between the Village of Adams and E Energy Adams, LLC.

10.3	Standard Form of Agreement dated June 26, 2006 between Commercial Contractors Equipment, Inc. and E Energy Adams, LLC.

10.4	Contingency Staffing Services Agreement dated June 16, 2006 between BBI International and E Energy Adams, LLC.

31.1	Certificate Pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate Pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC
Date: August 14, 2006	/s/ Jack L. Alderman
Jack L. Alderman
Chairman and President (Principal Executive Officer)

Date: August 14 , 2006	/s/ Nicholas J. Cusick
Nicholas J. Cusick
Treasurer (Principal Financial and Accounting Officer)