Form 10KSB
period 2006-09-30
E ENERGY ADAMS LLC
filed 2006-12-22
CIK 1328067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 333-128902
E ENERGY ADAMS, LLC
(Name of small business issuer in its charter)

Nebraska	22-2627531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 Main Street, P.O. Box 49
Adams, NE 68301
(Address of principal executive offices)
(402) 988-4655
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☑ No
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 22, 2006, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $48,690,000.
As of December 22, 2006, there were 5,133 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE None.
Transitional Small Business Disclosure Format (Check one): ☐ Yes    ☑ No

PART I
Item 1. DESCRIPTION OF BUSINESS
ITEM 1A. RISK FACTORS
Item 2. DESCRIPTION OF PROPERTY
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Item 7. FINANCIAL STATEMENTS
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 8A. CONTROLS AND PROCEDURES
Item 8B. OTHER INFORMATION
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Item 10. EXECUTIVE COMPENSATION
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 13. EXHIBITS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
Credit Agreement
Promissory Note, dated August 25, 2006
Promissory Note, dated August 25, 2006
Promissory Note, dated August 25, 2006
Trust Deed and Assignment of Rents
Agreement Regarding Facilities Neccassary
Design-Build Agreement
Ethanol Marketing Agreement
Auger Cast Piling Agreement
Pipeline Protection Agreement
EJCDC Standard Form of Agreement
Agreement for Purchase of Power
BNSF Railway Company Lease of Land
Employment Agreement - Grain Manager
Employment Agreement - Plant Manager
Exhibit 10.18
Memorandum of Understanding
Certificate
Certificate
Section 1350 Certification
Section 1350 Certification

PART I
Item 1. DESCRIPTION OF BUSINESS.
Business Development
          E Energy Adams, LLC is a development-stage Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon dry mill corn-based ethanol plant near Adams, Nebraska. References to “we,” “us,” “our” and the “Company” refer to E Energy Adams, LLC. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant to process approximately 18.5 million bushels of corn per year and use as much as 1,870,000 Million British Thermal Units (“MMBtu”) of natural gas per month to produce approximately 55 million gallons of fuel grade ethanol and 169,00 tons of distillers grains for animal feed each year. We expect to complete construction of our plant in fall of 2007. As of the date of this report, we estimate that construction of our plant is 30% complete.
          We are financing the development and construction of the ethanol plant with a combination of equity and debt. We have raised equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal year ended on September 30, 2006, we have issued 4,939 units and received $49,390,000 in offering proceeds. Until we received offering proceeds, our development activities were funded with our seed capital equity of $970,000. The offering proceeds will supplement our seed capital equity of $970,000. As of September 30, 2006, we have not yet closed the registered public offering. On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of a 50 million gallon per year dry mill ethanol plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into a $3,000,000 line of credit. In addition, we expect to receive Tax Increment Financing of approximately $3,000,000 and as of September 30, 2006, we had earned approximately $244,000 in interest on our offering proceeds that were contained in our escrow account. Based on our current total project cost estimate of $103,100,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
          On August 4, 2006, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to establish a 50 million gallon per year dry grind ethanol production facility on our plant site located near the village of Adams, Nebraska. Pursuant to the Lump Sum Design-Build Agreement, the effective date was August 1, 2006. Under the terms of the Lump Sum Design-Build Agreement, we agreed to pay Fagen, Inc. approximately $65,900,000 to design and construct the plant using ICM, Inc. technology. This amount is subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. We currently expect the construction to be completed in fall of 2007, however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by fall 2007. Our original Contract Price with Fagen, Inc. of approximately $65,900,000 was increased in October 2006 to approximately $67,500,000, as a result of an increase in the Construction Cost Index (“CCI”), published by Engineering News Record Magazine. Under our design-build contract with Fagen, Inc., if the CCI for the month in which a notice to proceed with the project is given has increased over 7695.40 (the CCI for April 2006), the contract price is increased by an equal percentage amount. We issued our Notice to Proceed on October 27, 2006. The October CCI was 7882.53. Thus, there was a 2.43% increase in the CCI, and as a result our Contract Price increased by 2.43%, or $1,600,000, for a final Contract Price of approximately $67,500,000. An employee of the contractor is a member and director of the Company.
          We also agreed that if the plant was substantially complete within 485 days (16 months) for each day that substantial completion was achieved prior to 485 days from the date construction began, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 485 days from the date construction began. As of September 30, 2006, we have incurred approximately $12,430,000 in construction costs under our agreement with Fagen, Inc. Of that amount, approximately $7,930,000 is included in payables to construction contractors. Fagen, Inc. currently owns 100 of our units.
          We currently have five employees, which consist of our Chief Executive Officer, Plant Manger, Grain Manager, Office Manager, and our Administrative Assistant. We intend to hire the remainder of our estimated 32 employees over the next 6 months.
          We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Principal Products and Markets
          The principal products we anticipate producing at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process but we do not intend to capture or market it at this time.
Ethanol
          Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. Ethanol can be produced from a number of different types of grains, such as wheat and milo, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. However, according to the Renewable Fuels Association, approximately 85% of ethanol in the United States today is produced from corn, and approximately 90% of ethanol is produced from corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 5.28 billion gallons as of December 2006.
          An ethanol plant is essentially a fermentation plant. Ground corn and water are mixed with enzymes and yeast to produce a substance called “beer,” which contains about 10% alcohol and 90% water. The “beer” is boiled to separate the water, resulting in ethyl alcohol, which is then dehydrated to increase the alcohol content. This product is then mixed with a certified denaturant to make the product unfit for human consumption and commercially saleable.
          Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are petroleum terminals in the continental United States.

Distillers Grains
          A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. We expect that almost all of the distillers grains produced at our Adams, Nebraska plant will be DDGS.
Local Ethanol and Distillers Grains Markets
          As described below in “Distribution of Principal Products,” we intend to market and distribute our ethanol and distillers grains through third parties. We have entered into a marketing agreement with a third party marketer for our ethanol. Whether or not ethanol produced by our ethanol plant is sold in local markets will depend on decisions made by our marketers. We intend to enter into a third party marketing agreement for our distillers grains, but as of the date of this report, we have not yet entered into such an agreement. Whether or not our distillers grains are sold in local markets will also depend on decisions made by our expected marketers. Local ethanol markets may be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold, particularly in Nebraska. Oversold markets depress ethanol prices.
Regional Ethanol Markets
          Typically, a regional market is one that is outside of the local market, yet within the neighboring states. It is our belief that the regional markets will be located within a 450-mile radius of the ethanol plant and will be serviced by rail. Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas, such as Chicago, St. Louis, Denver, and Minneapolis.
          Regional pricing tends to follow national pricing less the freight difference. As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.
          In addition to rail, we may try to service this market by truck. Occasionally, there are opportunities to obtain backhaul rates from local trucking companies. These are rates that are reduced since the truck is loaded both ways. Normally, the trucks drive to the refined fuels terminals empty and load gasoline product for delivery. A backhaul is the opportunity to load the truck with ethanol to return to the terminal.
National Ethanol Markets
          According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2005 of approximately 4.0 billion gallons per year. In its report titled, “Ethanol Industry Outlook 2006,” (dated February 2006 and publicly available at the Renewable Fuels Association’s website) the Renewable Fuels Association (RFA) anticipates demand for ethanol to remain strong as a result of the national renewable fuels standard contained in the Energy Policy Act of 2005, rising gasoline and oil prices and increased state legislation banning the use of MTBE or requiring the use of renewable fuels. The RFA also notes that interest in E85, a blend of 85% ethanol and 15% gasoline, has been invigorated due to continued efforts to stretch U.S. gasoline supplies. The RFA also expects that the passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) will provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.
          The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon renewable fuels standard (RFS). The RFS requires refiners, importers and blenders (“obligated parties”) to show that a required volume of renewable fuel is used. The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS for 2007 is 4.7 billion gallons. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the RFA, the RFS program is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this bill may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings.
          The two major oxygenates added to reformulated gasoline pursuant to these programs are Methyl Tertiary Butyl Ether (“MTBE”) and ethanol; however, MTBE has caused groundwater contamination and has been banned from use by many states. The Energy Policy Act of 2005 did not impose a national ban of MTBE but it also did not include liability protection for manufacturers of MTBE. We expect the failure to include liability protection for manufacturers of MTBE to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide nonattainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
Distribution of Principal Products
          We intend to sell and market the ethanol and distillers grains produced at the plant through normal and established markets, including the local, regional and national markets described above. We selected our plant site near Adams, Nebraska in Gage County because of the site’s location relative to existing grain production, accessibility to road and rail transportation and its proximity to major distribution channels. The site is adjacent to the mainline Burlington Northern Santa Fe Railroad, just off of Nebraska Highway 41 and ten miles east of Highway 77, which is a north-south corridor in Southeastern Nebraska.
          The plant will have the facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We expect that the BNSF Railroad will provide rail service to the proposed site. However, we will still need to establish rail access directly to the plant from the main rail line. Under our agreement with Commercial Contractors Equipment, Inc., the estimated cost of this rail infrastructure is approximately $2,248,000, which includes several thousand feet of new track, two mainline turnouts, two switch point derails and five additional turnouts not on the mainline to accommodate the additional side track. As of the date of this report, the work under this contract is substantially complete. We anticipate that each siding will accommodate a minimum of 90 cars with a 10 car ethanol and distillers grain loading track.
          We have engaged Antioch International, Inc. of Elkhorn, Nebraska, to assist us with the rail engineering and design services necessary to install rail infrastructure for our proposed plant. The three phases of rail engineering services include Phase 1 – Study and Report, Phase 2 – Preliminary Design, and Phase 3- Final Design. Phase 1 services will be paid on an hourly basis not to exceed a total of $5,000. Phase 2 and 3 services will be a fixed fee totaling 3% of track construction costs estimated for a 50 million gallon per year ethanol plant as described in the Phase 1 Study and Report. As of the date of this report, we estimate that our rail facilities are approximately 17% complete.
          In November, 2006, we entered into a lease agreement with BNSF Railway Company for the lease of certain land for the construction and rehabilitation of our railway track. This agreement has an effective date of June 22, 2006. We have agreed to pay a one time fee in the amount of $500 for the lease of the land, and the lease will continue on a monthly basis, until terminated by either party giving 30 days’ written notice to the other. Should BNSF decide to terminate this lease, our rail service may be temporarily interrupted pending the execution of a new lease agreement. In November, 2006, we also entered into an Industry Track Agreement with BNSF Railway Company, under which BNSF will maintain and operate certain track owned by BNSF and certain track owned by E Energy Adams, to provide service to our plant. This Agreement also has an effective date of June 22, 2006, and will continue on a monthly basis, until terminated by either party giving 30 days’ written notice to the other.

Ethanol Distribution
          We have engaged experienced marketers to market most of our ethanol to local, regional and national markets. On October 9, 2006, we entered into an Ethanol Marketing Agreement with Aventine Renewable Energy, Inc., an unrelated party, for the marketing, sale and delivery of all of the ethanol produced by E Energy Adams, LLC. Pursuant to this agreement, Aventine will pay us a price per gallon for our ethanol based on an “Alliance Net Pool Price,” subject to various adjustments. The Alliance Net Pool Price is the weighted average gross price per gallon received by Aventine that was supplied by an alliance partner of Aventine or produced by Aventine and sold during such month less all actual costs associated with the handling, movement and sale of such ethanol.
          The Alliance Net Pool Price may be adjusted if Aventine’s pooled volume of ethanol at the end of a month is higher than its pooled volume at the end of the immediately preceding month because the pooled sales volumes were less than the amount of ethanol supplied by alliance partners of Aventine or produced by Aventine. In addition, for each gallon of ethanol sold to Aventine under this agreement, Aventine will deduct a commission of .75% of the Alliance Net Pool Price. Under this agreement, we have the flexibility to market 10% of our ethanol ourselves to local markets.
          The initial term of the agreement with Aventine will run for three years from the date of entering into the agreement. After that, it will automatically renew for successive one year terms, unless terminated on the expiration date of the initial three year primary term, or on the expiration date of any subsequent one year renewal term, in each case by either Party withi at least one year written notice prior to such expiration date, or for breach of terms.
Distillers Grains Distribution
          We intend to enter into a marketing agreement with a third party for the purpose of marketing and selling most of our distillers grains. As of the date of this report, we have not entered into an agreement with a third party marketer. Whether or not our distillers grains are sold in local markets will also depend on decisions made by our expected marketers. Local markets for distillers grains may be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold, particularly in Nebraska. If the local livestock markets prove insufficient to absorb our distillers grains at the prices we desire, we will market our distillers grains nationally.
New Products and Services
          We have not introduced any new products or services during this fiscal year.
General Ethanol Demand and Supply
          Today’s ethanol demand of more than 4.0 billion gallons per year as measured by the Renewable Fuels Association is expected to grow to at least 7.5 billion gallons per year by the year 2012 under current law according to the National Corn Growers Association. The Renewable Fuels Association estimates current domestic ethanol production at approximately 5.28 billion gallons as of December 2006. This increase in demand does not include the creation of additional demand created by favorable legislation, which could cause the increase in demand to be greater than currently projected.
          Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for some fuel cells. In the United States, there are currently about 3 million flexible fuel vehicles capable of operating on E85 and 400 retail stations supplying it. Ford and General Motors have recently begun national campaigns to promote ethanol and flexible fuel vehicles. Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year. The demand for E85 is largely driven by flexible fuel vehicle penetration of the U.S. vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations. Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. At the end of 2005, only 608 of the country’s 170,000 gas stations offered E85 as an alternative to ordinary gasoline. However, most of these stations are in the Upper Midwest, which will be our target market area. The National Ethanol Vehicle Coalition expects 2,000 stations to sell E85 by the end of 2006, which would represent approximately 1% of all refueling stations. The Energy Policy Act of 2005 established a tax credit of 30% for infrastructure and equipment to dispense E85, which became effective in 2006 and is scheduled to expire December 31, 2010. This tax credit is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. According to the Nebraska Ethanol Board, there are approximately 29 gasoline retailers offering E85 throughout Nebraska.
          On October 5, 2006, Underwriters Laboratories (“UL”) suspended authorization for manufacturers to use UL Markings on components for fuel-dispensing devices that specifically reference compatibility with alcohol-blended fuels that contain greater than 15% ethanol. Published studies on ethanol indicate that, in higher concentrations, it may have significantly enhanced corrosive effects versus traditional gasoline. While there have been no documented reports of corrosion for UL Listed or Recognized components used with E85, Underwriters Laboratories is suspending authorization to use the UL Mark on components used in dispensing devices that will dispense any alcohol-blended fuels containing over 15% alcohol until updated certification requirements are established and the effected components have been found to comply with them. The lack of a UL seal for filling station pumps carrying E85 means that some of these stations may be violating fire codes, and that new stations intending to install E85 systems may need waivers from local or state fire marshals. It is the decision of each authority having jurisdiction as to whether existing E85 dispensing equipment is allowed to remain in service or is taken out of service until additional supporting information is received. Underwriters Laboratories has not set a deadline for creating standards that could lead to certification, which could result in the closure of some existing E85 fueling stations and delay in opening others.
Federal Ethanol Supports
          Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a 7.5 billion gallon renewable fuels standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. See “National Ethanol Markets.”
          On December 30, 2005, the EPA published an interim rule in the Federal Register imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS. The interim rule was prepared as a Direct Final Rule, meaning it became effective upon publication due to the absence of compelling negative comments filed within 30 days. The Direct Final Rule applies a collective compliance approach, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline this year. Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement in 2007. There are no other consequences for failure to collectively meet the 2006 standard. Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met and that more than 4 billion gallons of ethanol and biodiesel will be blended this year. An EPA brief explaining this action can be viewed on the EPA website located in the renewable fuels section.
          On September 7, 2006, the EPA published proposed final rules implementing the RFS program. The RFS program will apply in 2007 prospectively from the effective date of the final rule. The RFS for 2007 is 3.71%, or 4.7 billion gallons, of renewable fuel. The RFS must be met by refiners, blenders, and importers (“obligated parties”). Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (RINs) assigned by the producer to every batch of renewable fuel produced. The RIN shows that a certain volume of renewable fuel was produced. Obligated parties must acquire sufficient RINs to demonstrate compliance with their performance obligation. In addition, RINs can be traded and a recordkeeping and electronic reporting system for all obligated parties that have RINs ensures the integrity of the RIN pool.
          RINs are valid for compliance purposes for the calendar year in which they were generated, or the following calendar year. No more than 20% of the current year obligation could be satisfied using RINs from the previous year. An obligated party may carry a deficit forward one year if it cannot generate or purchase sufficient RINs to meet its renewable volume obligation.
          The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for obligated parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the proposed rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
          Historically, ethanol sales have also been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.
          The two major oxygenates added to reformulated gasoline pursuant to these programs are Methyl Tertiary Butyl Ether (“MTBE”) and ethanol; however, MTBE has caused groundwater contamination and has been banned from use by many states. The Energy Policy Act of 2005 did not impose a national ban of MTBE, but it also did not include liability protection for manufacturers of MTBE. We expect the failure to include liability protection for manufacturers of MTBE to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide nonattainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.
          The use of ethanol as an alternative fuel source has been aided by federal tax policy, which directly benefits gasoline refiners and blenders, and increases demand for ethanol. On October 22, 2004, President George W. Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. We expect the highway trust fund to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E85 and the E20 in Minnesota. The VEETC is scheduled to expire on December 31, 2010.
          The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The small ethanol producer tax credit is set to expire December 31, 2010.
          In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before December 31, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
Effect of Governmental Regulation
          The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and negatively impact our future financial performance.
          The government’s regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Competition
          We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our plant will compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service. We believe that we can compete favorably with other ethanol producers, due to rail access and ample grain supplies at favorable prices compared to the national average.
          According to the Renewable Fuels Association, the ethanol industry has grown to approximately 109 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce.
          In addition, there are several regional entities recently formed, or in the process of formation, of similar size and with similar resources to ours. Nebraska currently has 11 ethanol plants producing an aggregate of 600 million gallons of ethanol per year. In addition, there are a number of ethanol plants in Nebraska under construction or in the planning stage. This includes a 100-million-gallons-per-year plant currently planned for Fairmont, Nebraska, which is approximately 60 miles from our anticipated plant site, and a 50-million-gallon-per-year plant in the early planning stages currently planned for Auburn, Nebraska, which is approximately 40 miles from our anticipated plant site.
          The following table is compiled by the Renewable Fuels Association and identifies most of the producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a. EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1,070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
ASAlliances Biofuels, LLC	Albion, NE	Corn		100
	Linden, IN	Corn		100
	Bloomingburg, OH	Corn		100
Aventine Renewable Energy, LLC	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
Blue Flint Ethanol	Underwood, ND	Corn		50
Broin Enterprises, Inc.*	Scotland, SD	Corn	1
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Conestoga Energy Partners	Garden City, KS	Corn/milo		55
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn	60
Front Range Energy, LLC	Windsor, CO	Corn	40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn		57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	60	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
Heartland Corn Products*	Winthrop, MN	Corn	35
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O'Neill, NE	Corn		100
Horizon Ethanol, LLC	Jewell, IA	Corn	60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Liquid Resources of Ohio	Medina, OH	Waste Beverage	3

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn	45
Missouri Valley Renewable Energy, LLC*	Meckling, SD	Corn		60
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn		35
Panda Energy	Hereford, TX	Corn/milo		100
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn		55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Pinnacle Ethanol, LLC	Corning, IA	Corn		60
Prairie Ethanol, LLC	Loomis, SD	Corn	60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Premier Ethanol	Portland, IN	Corn		60
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, LLC *	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	10
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Summit Ethanol	Leipsic, OH	Corn		60
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn		110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US Bio Albert City	Albert City, IA	Corn		100
US Bio Woodbury	Woodbury, MI	Corn	45
US Bio Hankinson	Hankinson, ND	Corn		100
US Bio Ord	Ord, NE			50
US Bio Platte Valley	Central City , NE		100
US Bio Dyersville	Dyersville, IA			100
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	230	330
	Ft. Dodge, IA	Corn
	Charles City, IA	Corn
	Welcome, MN	Corn
	Hartely, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4	38
Renova Energy	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5	35
Yuma Ethanol	Yuma, CO	Corn		40
Total Current Capacity at 109 ethanol biorefineries			5,281.4
Total Under Construction (56)/Expansions (7)				4,404.5
Total Capacity			9,685.9

*	locally-owned

Updated: December 8, 2006

          Alternative fuels and alternative ethanol production methods are continually under development. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
          The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and Archer Daniels Midland have all indicated that they are interested in research and development in this area. In addition, Xethanol Corporation has stated plans to convert a six-million-gallon-per-year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007. Broin Companies has also announced plans to expand Voyager Ethanol in Emmetsburg, Iowa to include cellulose to ethanol commercial production.
          Furthermore, the Department of Energy and the President have recently announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large scale, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
          Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.
          Competition from Alternative Fuels
          Our ethanol plant also expects to compete with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of several state bans, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies.
          Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development by ethanol and oil companies with far greater resources. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception of MTBE and ethanol. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
          A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

          Distillers Grains Competition
          Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the University of Minnesota’s DDGS—General Information website (December 15, 2006) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1-2% of DDGS is produced by the alcohol beverage industry. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.
          Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. We expect to take advantage of our proximity to local livestock producers by marketing our distillers grains locally. However, the amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase which will increase competition in the distillers grains market in our area. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.
Sources and Availability of Raw Materials
          Corn Supply
     We anticipate that our plant will need approximately 18.5 million bushels of grain per year for our dry milling process. The corn supply for our plant will be obtained primarily from local markets. Traditionally, corn grown in the area has been fed locally to livestock or exported for feeding or processing. We believe, based on our feasibility study, that in the year 2004, the nine county area surrounding the anticipated location of our plant produced approximately 129.2 million bushels of corn. The chart below describes the amount of corn grown in Gage and surrounding counties for 2001 through 2004 based upon the information gathered in our feasibility study.

	2004 Corn	2003 Corn	2002 Corn	2001 Corn
	Production	Production	Production	Production
County	(bushels)	(bushels)	(bushels)	(bushels)
Cass, NE	20,585,810	11,492,000	6,139,000	13,987,000
Gage, NE	17,319,000	10,695,000	10,065,810	14,898,000
Jefferson, NE	12,312,000	9,411,000	7,358,000	10,264,000
Johnson, NE	5,812,000	3,598,000	1,447,000	4,125,810
Lancaster, NE	19,523,000	11,425,810	7,970,000	13,602,000
Nemaha, NE	12,732,000	6,752,000	3,485,810	9,823,000
Otoe, NE	18,922,000	8,664,000	3,195,810	12,760,000
Pawnee, NE	5,571,000	2,388,000	1,788,000	4,728,000
Saline, NE	16,447,000	13,228,000	12,044,000	13,192,000
Total	129,224,000	77,654,000	53,494,000	97,380,000
          We will be dependent on the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing corn, there is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problem. In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant. Our feasibility study states that the average price of corn in this same nine-county area over the last ten years is $2.34 per bushel. However, the United States Department of Agrigulture recently reported in their report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2006), that U.S. corn prices could increase to as much as $3.30 per bushel or more. While our surrounding area produces a significant amount of corn, our profitability will be negatively impacted if we have to pay $3.30 per bushel. The following chart shows the ten-year average corn price in the nine-county area surrounding our plant:

10-Year Average
County	Corn Price ($/Bu.)
Cass, NE	$2.32
Gage, NE	$2.36
Jefferson, NE	$2.35
Johnson, NE	$2.32
Lancaster, NE	$2.33
Nemaha, NE	$2.35
Otoe, NE	$2.32
Pawnee, NE	$2.35
Saline, NE	$2.36

Total / Avg.	$2.34
          Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. We note that historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future.
          A recent USDA crop forecast anticipates a 2006 national corn crop of approximately 10.8 billion bushels compared to a 2005 corn crop of 11.11 billion bushels. Although the carryout supplies for the 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn. Should supplies of corn tighten or be perceived to be tightening, the market will react with higher prices to encourage producers to plant more acres of corn. Although we do not expect to begin operations until fall 2007, we expect continued volatility in the price of corn, which will significantly impact our cost of goods sold. The number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably. A recent USDA report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2006), states that U.S. corn prices could increase in year 2007 to as much as $3.30 per bushel or more. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
Grain origination and risk management
          We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for the project. We have no contracts, agreements or understandings with any grain producer in the area. Although we anticipate procuring grains from these sources, there can be no assurance that such grains can be procured on acceptable terms, or if at all.
          We have hired a Grain Manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through grain elevators. The Grain Manager will utilize forward contracting and hedging strategies, including certain derivative instruments such as futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our grain will be acquired in this manner. Forward contracts allow us to purchase corn for future delivery at fixed prices without using the futures market. The corn futures market allows us to trade in standard units of corn for delivery at specific times in the future. Option contracts consist of call options (options to purchase a fixed amount of a commodity) and put options (options to sell a fixed amount of a commodity). We expect to use a combination of these derivative instruments in our hedging strategies to help guard against corn price volatility. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities themselves can result in additional costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.
Utilities
          The production of ethanol is a very energy intensive process that uses significant amounts of natural gas, electricity and water. If there is an interruption in the supply of energy or water for any reason, such as supply, delivery, or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows, and financial performance.
Natural gas
          Natural gas accounts for approximately 10-15% of the total production cost of ethanol. The plant will produce process steam from its own boiler system and dry the distillers dried grains by-product via a direct gas-fired dryer. If we operate at our project production volume of 55 million gallons per year, we will require approximately 1,870,000 Million British Thermal Units (“MMBtu”). Our proposed site has access to multiple interstate natural gas pipelines. We have entered into agreements with Natural Gas Pipeline Company of America (“Pipeline Company”) to protect our pipelines on our site (“Pipeline Protection Agreement”), and to construct the necessary pipeline facilities connecting our plant to the natural gas pipeline facilities of the Pipeline Company (“Pipeline Construction Agreement”).
          We have submitted a request to Natural Gas Pipeline Company of America for the supply of natural gas to our plant. Our request would have service starting in September of 2007 and would continue for ten years thereafter. However, as of the date of this report, we have not entered into an agreement with Natural Gas Pipeline Company of America.
          We entered into the Pipeline Protection Agreement on October 5, 2006 for protection of the pipeline facilities from the rail spurs to be constructed on our site. Pursuant to the agreement, Natural Gas Pipeline Company of America will construct new pipeline facilities to protect the pipeline facilities from the rail spurs being constructed for our ethanol plant. We will pay, in advance, the full estimated cost for the pipeline protection to be constructed, which is estimated to be approximately $1,100,000. Upon completion of construction, Natural Gas Pipeline Company of America will submit to us a summary billing. In the event the actual cost differs from the estimated cost, payment or refund will be made, depending on the difference between the actual costs and the advance payment.
          We entered into the Pipeline Construction Agreement with Natural Gas Pipeline Company of America on October 27, 2006. Under the Pipeline Construction Agreement, Natural Gas Pipeline Company of America will construct an interconnection between our plant and the Pipeline Company’s line, at a cost which is estimated to be $628,000, which we will pay in advance. Upon completion of construction, Natural Gas Pipeline Company of America will submit to us a summary billing. In the event the actual cost differs from the estimated cost, payment or refund will be made, depending on the difference between the actual costs and the advance payment.
          We also entered into three license agreements with BNSF Railway Company (“BNSF”) for the right to construct, use, and maintain a pipeline along certain rail corridors of BNSF. We paid $2,500 for each license agreement and we are also obligated to reimburse BNSF for all costs and expenses incurred by BNSF associated with the use of the land and the presence, construction and maintenance of the pipeline. These license agreements commenced on September 22, 2006, and will continue for 25 years thereafter, subject to termination by BNSF through 30 days’ written notice to us, or termination by us upon execution of the licensor’s mutual termination letter agreement in effect at that time. As of September 30, 2006, we have incurred approximately $483,900 under these three license agreements.
          Based upon our anticipated usage volumes and assuming natural gas prices of $6.50/MMBtu, we expect our natural gas costs will be approximately $10,000,000 per year. However, our natural gas costs could be over $20,000,000 if prices rise to $12.00/MMBtu or more, as they did following Hurricanes Katrina and Rita. Natural gas prices rose in December of 2005 but started to decline in the early part of 2006. However, natural gas prices have been extremely volatile in the past several months and we are uncertain as to how the natural gas market will perform in the future.
Electricity
          In March 2006, we entered into an agreement with Norris Public Power District (“Norris”) to purchase and receive electric power and energy. Under the agreement, we are obligated to pay a minimum of $30,000 per month for service or for having service available, commencing with the first full billing period. The agreement will remain in effect for five years after the first billing period and thereafter until it is terminated by either party giving six months notice to the other in writing. We also must provide a letter of credit of approximately $136,000 in favor of Norris. Based on engineering specifications, we expect to require a significant amount of electrical power to operate the plant. We estimate that, based upon engineering specifications from Fagen, Inc., our power usage will be approximately 4.5 million kilowatts of electricity at peak demand.
Water
          We will require a significant supply of water. Engineering specifications show our plant water requirements to be approximately 384 gallons per minute. That is approximately 552,960 gallons per day. We anticipate drilling three high capacity wells at the site to handle our water needs. Two wells have been drilled at our site and together they produce 800 gallons per minute, which indicates the presence of an adequate water supply. There is no assurance, however, that the wells will reliably supply us with the water that we need.
          Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent facilities. We anticipate our plant design incorporating the ICM/Phoenix Bio-Methanator wastewater treatment process resulting in a zero discharge of plant process water. We anticipate that the cost of water treatment system to be approximately $1,500,000.
Research and Development
          We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
Dependence on One or a Few Major Customers
          As discussed above, we have entered into a marketing agreement with Aventine Renewable Energy, Inc. for the purpose of marketing and distributing our ethanol. We will rely on Aventine for the sale and distribution of our ethanol. We expect similar dependence on a Distillers Grain marketing company once we have entered into an agreement with such a company.

Costs and Effects of Compliance with Environmental Laws
          We will be subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant. We anticipate incurring costs and expenses of approximately $200,000 in complying with environmental laws, including the cost of obtaining permits. Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.
          We are subject to oversight activities by the Environmental Protection Agency. There is always a risk that the EPA would enforce certain rules and regulations differently than Nebraska’s environmental administrators. Nebraska and EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
          The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our future operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.
Employees
          Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 32 full-time employees. Approximately five of our future employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations. Our officers are Jack Alderman, Chairman; Duane H. Wollenburg, Vice Chairman; Nicholas Cusick, Treasurer; and Dennis Boesiger, Secretary. As of the date of this report, we have hired a Chief Executive Officer, Sam Sacco, a Plant Manager, Lance Liebergen, a Grain Manager, Andrew Johansen and two office employees. We entered into an employment agreement with our Chief Executive Officer on November 6, 2006, which was effective as of October 30, 2006. We entered into employment agreements with our Plant Manager and Grain Manager on December 21, 2006. The employment agreement with Lance Liebergen, our Plant Manager was effective as of December 18, 2006, and the employment agreement with Andrew Johansen will be effective on January 2, 2007. Two of our directors, Jack L. Alderman and Bill Riechers, and one former director, Everett Larson, were engaged as independent contractors to provide project development and consulting services in exchange for cash compensation. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

# Full-Time
Position	Personnel
CEO	1
General Manager	1
Plant Manager	1
Grain Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	2
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32
ITEM 1A. RISK FACTORS
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial, could impair our financial condition and results of operation.
Risks Relating to Our Business
          We have no operating history and our business may not be as successful as we anticipate. We have not yet begun plant operations. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.
          Our business is not diversified. Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains. If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on. Our business would also be significantly harmed if our ethanol plant could not operate at full capacity for any extended period of time.
          Our financial performance is significantly dependent on corn and natural gas prices and generally we cannot pass on increases in input prices to our customers. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.
          Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality. Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. In recent months, the price of corn has exceeded historical averages. A recent

USDA report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2006), states that U.S. corn prices could increase in year 2007 to as much as $3.30 per bushel or more. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.
          Natural gas has recently been available only at prices exceeding historical averages. These prices will increase our costs of production. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
          We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Risks Relating to Our Business — We expect to engage in hedging transactions which involve risks that can harm our business.”
          The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at the high levels recently experienced by the ethanol industry. Corn costs significantly impact our cost of goods sold. Our gross margins are principally dependent upon the spread between ethanol and corn prices. Recently, the spread between ethanol and corn prices has been at high levels, due in large part to high oil prices. However, this spread has fluctuated significantly as corn prices have increased dramatically since August 2006. Any further reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition.
          We do not intend to enter into an agreement with a third party for the procurement of our corn and will be relying on our Grain Manager, so if that manager is unable to locate a sufficient corn supply we will have to find an alternative method of sourcing our corn. We will rely heavily on our Grain Manager and will be dependent on his or her ability to coordinate the procurement of the corn necessary to operate our plant. If, for any reason we are unable to locate a sufficient corn supply, we may have to find an alternative method of sourcing corn, possibly at higher prices, which would damage our competitive position in the industry and decrease our profitability. If we fail to competitively source our corn, we could experience a material loss and we may not have any readily available means to procure the corn necessary to manufacture ethanol and distillers grains.
          Our revenues will be greatly affected by the price at which we can sell our ethanol and distillers grains. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.
          The price of ethanol has recently been much higher than its ten-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less income which would decrease our revenues and profitability.
          We expect to sell most of the ethanol we produce to Aventine Renewable Energy, Inc., and if Aventine fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss. We have entered into an exclusive ethanol marketing agreement with Aventine, and we expect to rely heavily on their marketing efforts to successfully sell our product. Our financial performance may be dependent upon the financial health of Aventine as a significant portion of our accounts receivable are expected to be attributable to Aventine and its customers. If Aventine fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
          We expect to engage in hedging transactions which involve risks that can harm our business. We will be exposed to market risks from changes in commodity prices. Exposure to commodity price risks results from our dependence on corn and natural gas in the ethanol production process. We will seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments. The effectiveness of our hedging strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn and natural prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.
          Hedging activities themselves can result in costs because price movements in corn and natural gas contracts are highly volatile and are influenced by many factors that are beyond our control. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price. We may incur such costs and they may be significant.
          Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably. Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology we anticipate installing in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production process remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.
Risks Related to Ethanol Industry
          Overcapacity within the ethanol industry could cause an oversupply of ethanol and a decline in ethanol prices. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.
          We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., The Andersons, US Bio Energy and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.
          Our ethanol plant also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.
          Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and our financial condition.
          Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis. Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum — especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not thought to be sufficiently efficient to be competitive, a recent report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future making cellulose-based ethanol a viable alterative to corn-based ethanol. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and your investment could lose value.
          Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affect our results of operations and financial condition.
          Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol. Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.

          Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and takes more energy to produce than it contributes may reduce the demand for ethanol. Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.
Risks Related to Regulation and Governmental Action
          A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning Methyl Tertiary Butyl Ether (MTBE) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.
          Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS for 2007 is 4.7 billion gallons. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.
          On September 7, 2006, the Environmental Protection Agency (the “EPA”) released a proposed rule for a comprehensive, long-term RFS program starting in 2007. The new regulation proposes that 3.71%, or 4.7 billion gallons, of all the gasoline sold or dispensed to U.S. motorists in 2007 be renewable fuel. By the end of 2006, there will be approximately 4.5 billion gallons of renewable fuel consumed as motor vehicle fuel in the United States. The rule also contains compliance tools and a credit and trading system which allows renewable fuels to be used where they are most economical, while providing a flexible means for industry to comply with the standard. Various renewable fuels, including biodiesel and ethanol, can be used to meet the requirements of the RFS program. This is a proposed rule and there is no guarantee that this rule will be adopted or that we will comply with the requirements.
          Another important provision of the Energy Policy Act of 2005 involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10 cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers was increased from 30 million to 60 million gallons. This tax credit may foster additional growth and increase competition in this particular plant size category. The small ethanol producer tax credit is set to expire December 31, 2010.
          The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business and the potential loss of some or all of your investment.
          Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
Item 2. DESCRIPTION OF PROPERTY.
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
     In May of 2006 we exercised four options to purchase the land for our plant site. We exercised our option on 172 acres of land for a price of $805,000, including application of a $5,000 option deposit we previously paid. We also exercised two options on a 15-acre parcel and a 7-acre parcel adjacent to the aforementioned 172 acres. We purchased this land for $94,850, including application of a $2,000 option deposit per parcel we previously paid. In addition, we exercised our option on one acre of land in Gage County, Nebraska. We purchased this land for a price of $5,050, including application of an option deposit of $1,000 we previously paid. Finally, we exercised an option to purchase .19 acres of land in Gage County. We purchased this land for a price of $10,000, including application of an option deposit of $250 we previously paid.
     As of the date of this report, we have completed the initial site grading for our plant and the necessary concrete support structures were also completed in summer of 2006. Fagen, Inc. has begun construction of our ethanol plant, and as of the date if this report, we estimate that the construction of our plant is approximately 30% complete. All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Farm Credit Services of America, which is described below under “Item 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
Item 3. LEGAL PROCEEDINGS.
     From time to time in the ordinary course of business, E Energy Adams may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2006.
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     There is no public trading market for our units.
     As of September 30, 2006, we had approximately 5,133 unit holders of record.

     We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders; however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
     During the time period beginning on the Company’s formation on August 12, 2004 and ending on November 19, 2004, we raised $970,000 in seed capital through a private placement. Our seed capital private placement was made directly by us without use of an underwriter or placement agent and without payment of commissions or other remuneration.
     Our private placement was made under the registration exemption provided for in Section 4(2) of the Securities Act and Rule 504 of Regulation D. With respect to the exemption, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, we had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and were able to bear the economic risk of the investment. Each purchaser represented in writing that the securities were being acquired for investment for such purchaser’s own account and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Each purchaser agreed that a legend was placed on each certificate evidencing the securities stating the securities have not been registered under the Securities Act and setting forth restrictions on their transferability.
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-128902). The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-128902) effective on May 15, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
     We registered a total of 5,810 units at $10,000 per unit for an aggregate maximum gross offering price of $58,100,000. As of the date of this report, we have issued 4,939 units, for an aggregate amount of $49,390,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company. Pursuant to our prospectus, all subscription payments from the offering were deposited in an escrow account. On August 11, 2006, we met the conditions to breaking escrow and received our offering proceeds at that time. We have not closed the offering but are not actively seeking additional subscriptions at this time. We may determine to sell additional equity in the future.
     The following is a breakdown of units registered and units sold in the offering as of September 30, 2006:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold

5,800	$58,000,000	4,939	$49,390,000
     As of September 30, 2006, our total expense related to the registration and issuance of these units was approximately $385,400, which was netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $970,000 we raised in seed capital, after deduction of expenses were approximately $49,974,600. The following table describes our approximate use of net offering proceeds through our year ended September 30, 2006:

Plant Construction(1)	$15,064,000
Financing Costs(2)	$374,000
Real Estate Purchases(3)	$1,100,000
Repayment of Indebtedness(4)	$2,000,000
Operating Expenses(5)	$775,000
Total	$19,313,000

(1)	This includes approximate expenses incurred as of September 30, 2006 for plant construction, rail infrastructure construction, and natural gas pipeline construction and maintenance and other miscellaneous construction costs.

(2)	We incurred approximately $374,000 in a bank commitment fee for our senior debt financing.

(3)	We paid approximately $1,100,000 to purchase the real estate for our plant site.

(4)	We incurred approximately $2,000,000 for the repayment of our bridge loan.

(5)	The Operating Expenses includes payments to directors Bill Riechers and Jack Alderman, and former director Everett Larson. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
     All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units, except for the payments to Bill Riechers, Jack Alderman and Everett Larson.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Construction delays and technical difficulties in constructing the plant;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuel additives.
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

Overview
     E Energy Adams, LLC is a development-stage Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of constructing and operating a 50 million gallon dry mill corn-processing ethanol plant near Adams, Nebraska. We have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications produced by Fagen, Inc., we expect that the plant once built will annually consume approximately 18.5 million bushels of corn and as much as 1,870,000 Million British Thermal Units (“MMBtu”) of natural gas per month and produce approximately 55 million gallons of fuel grade ethanol and 169,000 tons of distillers grains for animal feed each year. We anticipate completion of plant construction during fall 2007.
     We are financing the development and construction of the ethanol plant with a combination of equity and debt. We have raised equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal year ended on September 30, 2006, we have issued 4,939 units and received $49,390,000 in offering proceeds. The offering proceeds will supplement our seed capital equity of $970,000. As of September 30, 2006, we have not yet closed the registered offering. On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of a 50 million gallon per year dry mill ethanol plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into a $3,000,000 line of credit. Based on our current total project cost estimate of $103,100,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     On August 4, 2006, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to establish a 50 million gallon per year dry mill ethanol production facility on our plant site located near the village of Adams, Nebraska. Pursuant to the Lump Sum Design-Build Agreement, the effective date is August 1, 2006. Under the terms of the Lump Sum Design-Build Agreement, we agreed to pay Fagen, Inc. approximately $65,000,000, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc. will design and build the plant using ICM, Inc., technology. We currently expect the construction to be completed in fall of 2007; however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by fall 2007. Our original Contract Price with Fagen, Inc. of approximately $65,900,000 was increased to approximately $67,500,000, as a result of an increase in the Construction Cost Index (“CCI”), published by Engineering News Record Magazine. Under our design-build contract with Fagen, Inc., if the CCI for the month in which a notice to proceed with the project is given has increased over 7695.40, the CCI for April 2006, the contract price would be increased by an equal percentage amount. We issued our Notice to Proceed on October 27, 2006. The October CCI was 7882.53. Thus, there was a 2.43% increase in the CCI, and as a result our Contract Price increased by 2.43%, or approximately $1,600,000, for a final Contract Price of approximately $67,500,000. As part of the contract, we have paid a mobilization fee of $5,000,000 to Fagen, Inc. An employee of the contractor is a member and director of the Company.
     We also agreed that if the plant was substantially complete within 485 days (16 months) for each day that substantial completion was achieved prior to 485 days from the date construction began, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 485 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000.
     We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. We currently estimate that completion of the project will take 16 to 18 months from the commencement of construction. Our anticipated completion date is scheduled for fall 2007.
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months (as measured from the date of this report) focused on project development, plant construction and preparing for start-up operations. Due to our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to, site acquisition and development, utilities, construction and equipment acquisition. In the event that we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity. We estimate that we will need approximately $103,100,000 to complete the project.
Project Capitalization
Seed Capital Offering
     During the time period beginning with E Energy Adams’ formation on March 25, 2005 and ending on May 31, 2005, we raised $970,000 in seed capital through a private placement. We issued a total of 194 units to our seed capital investors at a price of $5,000 per unit.
Registered Offering
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on May 15, 2006. We also registered the units with the state securities authorities in Nebraska, Iowa, South Dakota, Kansas, Missouri, Wisconsin and Florida. We offered a minimum of 1,990 and a maximum of 5,810 units for total proceeds of a minimum of $19,900,000 and a maximum of $58,100,000. We planned to secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of September 30, 2006, we had issued 4,939 units in the registered offering and have received offering proceeds in the amount of $49,390,000. As of the date of this report, we have not formally closed the offering, but we are no longer actively seeking subscriptions.
Bridge Loan
     On May 31, 2006, we entered into a Promissory Note (the “Operating Loan”) and Loan Agreement (the “Bridge Loan”) with Farm Credit Services of America, PCA establishing a credit facility for interim financing. The Bridge Loan was in the amount of $2,000,000. We used the funds to purchase the land for our plant site and as of September 30, 2006, we have repaid the loan in full.
Senior Debt Financing
     On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of a 50 million gallon per year dry mill ethanol plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into a $3,000,000 line of credit.
     We must pay interest on the borrowed funds at a variable rate equivalent to the London InterBank Offered Rates (“LIBOR”) Short Term Index Rate plus 3.05%. The variable rate will be adjusted to the three-month LIBOR Short Term Index Rate (LIBOR + 280 basis points) for any year after the first year of operations in which, at the end of the preceding year, our owners’ equity (defined as net worth to total tangible assets) is equal to or greater than 60% provided we are not otherwise in default. Interest will be calculated on a 360-day basis.
     We have paid an origination fee of $371,250 to Farm Credit for the loans. We will pay an annual administration fee of $25,000 to Farm Credit. For the revolving credit facility and the line of credit facility, we will pay a non-use fee in the event that the average outstanding balance on these facilities is less than the maximum principal balance of said facilities. This fee will be equal to .5% per annum of the difference between the maximum principal balance and the actual usage. This fee will be due quarterly.
     We are obligated to repay the term construction loan in 29 equal, consecutive, quarterly installments of $1,237,500 plus accrued interest commencing on the first of the month which is six months following substantial completion of our ethanol plant, but no later than April 1, 2008, and the last installment due no later than October 1, 2015. On the earlier of January 1, 2016 or three months following repayment of the term loan we will begin repayment on the revolving term loan in ten equal, consecutive, quarterly principal installments of $1,450,000 plus accrued interest with the last installment due by April 1, 2018. We are obligated to repay the line of credit plus accrued interest, unpaid fees, costs or expenses by November 1, 2008. During the term of the construction loan, we are required to make special principal payments in an annual amount equal to 65% of our excess cash flow for each year, not to exceed $2,000,000 in any fiscal year and the aggregate total of those payments will not exceed $8,000,000. These payments will be applied to scheduled principal installments of the construction term loan in inverse order of maturity.
     The loans will be secured by a first mortgage on our real estate and a lien on all of our personal property. If we prepay any portion of the construction loans prior to April 1, 2009, we will pay a prepayment charge of 3% in addition to certain surcharges. This prepayment charge will be reduced by 1.0% each year thereafter and any prepayment made on the construction loan after April 1, 2011 will not be subject to a prepayment charge.
     During the term of the loans, we will be subject to certain financial loan covenants consisting of a minimum working capital, minimum debt coverage, and minimum tangible net worth. After the construction phase, we will only be allowed to make annual capital expenditures up to $500,000 annually without prior approval. We will also be prohibited from making distributions to our members; however, for each fiscal year commencing with the fiscal year ending 2008, we may make a distribution to our members of 40% of the net profit for such fiscal year after our lender has received audited financial statements for the fiscal year and provided no event of default or potential default exists. We may exceed 40% only if we have made the required free cash flow payment for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members.
     Upon an occurrence of an event of default or an event which will lead to our default, Farm Credit may upon notice terminate its commitment to loan funds and declare the entire unpaid balance of the loans, plus accrued interest, immediately due and payable. An event of default includes, but is not limited to, our failure to make payments when due, insolvency, any material adverse change in our financial condition or our breach of any of the covenants, representations or warranties we have given in connection with the transaction.
Tax Increment Financing (“TIF”)
     On May 1, 2006, we entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten%). Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. We have also agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. We are obligated to pay all costs for the project that are in excess of the amounts paid from the tax increment financing. As of the date of this report, we have not selected an institution to provide us with our tax increment revenue bonds. However, we have received proposals from various institutions and we anticipate that bonds will be issued in the aggregate amount of approximately $3,000,000 through the Village of Adams for the benefit of E Energy Adams.
Nebraska Department of Economic Development Community Development Block Grant
     On September 1, 2006, we entered into a Memorandum of Understanding with the Nebraska Department of Economic Development (“DED”) and the Village of Adams, Nebraska (“Village”) for the award of a $355,000 Community Development Block Grant (“CDBG”) from DED to the Village, $5,000 of which is unconditionally granted for the Village’s costs of administration of the grant, and the remaining $350,000 is conditionally granted to the Village from the DED for a portion of the costs for the development of certain public streets for the benefit of E Energy Adams. The Village will provide matching funds up to $350,000, which will come from tax increment financing funds. E Energy Adams is required to satisfy certain job requirements and if the job requirements are not met, E Energy Adams will be obligated to repay the Village and the Village will be obligated to repay the DED for the conditional amount of $350,000. The job creation and maintenance requirements imposed on E Energy Adams are as follows:
1.	We must create at least 26 new permanent jobs on a full-time basis at our facility in Adams, Nebraska within 18 months from September 1, 2006, and 51% or more of all of these jobs must be held by or at least made available to low-to-moderate income persons;

2.	We must maintain the 26 jobs for 12 months from the date of hire for each respective job; and

3.	We must pay all of our employees a minimum hourly rate of $9.50 per hour, and provide all employees with an appropriate employee benefits package.
     Under the terms of the Memorandum of Understanding, project funding approval is not expressed or implied by DED’s execution of the Memorandum of Understanding. Additional steps are required before the project receives a Notice of Approval, including obtaining the approval of the Governor of the State of Nebraska. As of the date of this report, the Governor of the State of Nebraska has approved the funding.
Plant Construction Activities
Construction of the Plant
     On August 17, 2006, we entered into a Standard Form of Agreement with Longfellow Foundations, Inc. for the construction relating to, and work associated with, Auger Cast Grout Pile Construction designed by Fagen, Inc., who will design and build our ethanol plant using ICM, Inc. technology on our plant site located near the Village of Adams, Nebraska. The work performed under this agreement constitutes the first significant construction at our plant site. Pursuant to the agreement, we will pay Longfellow Foundations, Inc. approximately $385,000, subject to certain adjustments, in exchange for the work completed under the agreement. As of September 30, 2006, we had incurred approximately $385,000 with all work complete and had approximately $142,000 in construction payable.
     On August 4, 2006, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to establish a 50 million gallon per year dry mill ethanol production facility on our plant site located near the Village of Adams, Nebraska. Pursuant to the Lump Sum Design-Build Agreement, the effective date is August 1, 2006. Under the terms of the Lump Sum Design-Build Agreement, we agreed to pay Fagen, Inc. approximately $65,900,000, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc.

will design and build the plant using ICM, Inc., technology. We currently expect the construction to be completed in fall of 2007; however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by fall 2007. As of the date of this report, we estimate that plant construction is approximately 30% complete.
     Our original Contract Price with Fagen, Inc. of approximately $65,900,000 was increased to approximately $67,500,000, as a result of an increase in the Construction Cost Index (“CCI”), published by Engineering News Record Magazine. Under our design-build contract with Fagen, Inc., if the CCI for the month in which a notice to proceed with the project is given has increased over 7695.40, the CCI for April 2006, the contract price would be increased by an equal percentage amount. We issued our Notice to Proceed on October 27, 2006. The October CCI was 7882.53. Thus, there was a 2.43% increase in the CCI and, as a result, our Contract Price increased by 2.43%, or approximately $1,600,000, for a final Contract Price of approximately $67,500,000. As part of the contract, we have paid a mobilization fee of $5,000,000 to Fagen, Inc. An employee of the contractor is a member and director of the Company.
     We also agreed that if the plant was substantially complete within 485 days (16 months) for each day that substantial completion was achieved prior to 485 days from the date construction began, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 485 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
     On October 3, 2006, we accepted a proposal from McCormick Construction Company, Inc. (“McCormick”) for work associated with auger cast piling for the support of our grain silos. We have agreed to pay McCormick $355,000 in exchange for this work. Work began under this contract in September 2006, and as of September 30, 2006, we have incurred approximately $35,500 under the agreement.
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
     In May of 2006 we exercised four options to purchase the land for our plant site. We exercised our option on 172 acres of land for a price of $805,000, including application of a $5,000 option deposit we had previously paid. We also exercised two options on a 15-acre parcel and a 7-acre parcel adjacent to the aforementioned 172 acres. We purchased this land for $94,850, including application of a $2,000 option deposit per parcel we previously paid. In addition, we exercised our option on one acre of land in Gage County, Nebraska. We purchased this land for a price of $5,050, including application of an option deposit of $1,000 we previously paid. Finally, we exercised an option to purchase .19 acres of land in Gage County. We purchased this land for a price of $10,000, including application of an option deposit of $250 we previously paid.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We have engaged ICM, Inc. to coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. Olsson Associates has been retained to obtain-NPDES permits. We expect the cost of obtaining the required permits to be approximately $200,000.
     Many of the permits outlined below will be required shortly before or shortly after we can begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to the state requirements, the United States Environmental Protection Agency (“EPA”) could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The State of Nebraska and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.
     Even if we receive all required permits from the State of Nebraska, we may also be subject to regulatory oversight from the EPA. Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with the construction and operation of the proposed plant. Nebraska is authorized to enforce the EPA’s federal emissions program. However, the EPA does retain authority to take action if it decides that Nebraska is not correctly enforcing its emissions program. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.
Minor construction permit for air emissions
     We obtained a minor source construction permit in May of 2006 for air emissions from the Nebraska Department of Environmental Quality (NDEQ) for emissions from our equipment, such as the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. The types of regulated pollutants that are expected to be emitted from our plant include PM10, CO, NOx and VOCs. Exceeding the limitations contained in our minor source construction permit could subject us to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions. Exceeding these production limitations could also require us to pursue a Title V air permit. There is also a risk that further analysis prior to construction, a change in design assumptions or a change in the interpretation of regulations may require us to file for a Title V air permit. If we must obtain a Title V air permit, then we will experience significantly increased expenses and a significant delay in obtaining a subsequently sought Title V air permit. There is also a risk that the State might reject a Title V air permit application and request additional information, further delaying startup and increasing expenses. Even though we have obtained a minor source construction permit, the air quality standards may change, thus forcing us to later apply for a Title V air permit. There is also a risk that the area in which the plant is situated may be determined to be a nonattainment area for a particular pollutant. In this event, the threshold standards that require a Title V permit may be changed, thus requiring us to file for and obtain a Title V air permit. The cost of complying and documenting compliance should a Title V air permit be required is also higher. It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a Title V permit, we would have to install additional air pollution control equipment such as additional or different scrubbers.
Construction Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)
     We also obtained a construction storm water discharge permit prior to starting construction from NDEQ, as well as have prepared a Stormwater Pollution Prevention Plan for Construction Activities, which outlines various measures we plan to implement to prevent storm water pollution.
State Archeological and Endangered Species Research
     We have completed the necessary State Historical Society research, and we have received a letter from the United States Department of Interior, Fish and Wildlife Service indicating that our proposed site does not appear to impact federal fish and wildlife management facilities or will not adversely affect federal listed threatened and endangered species, or their designated critical habitat.
Above Ground Storage Tank Permit
     We have submitted our application for an Above Ground Storage Tank permit from NDEQ. As of the date of this report, we have not received this permit.

Air pollution standard
     There are a number of standards which may effect the construction and operation of the plant going forward. The Prevention of Significant Deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs.
Waste Water National Pollutant Discharge Elimination System Permits (NPDES Permit)
     We expect that we will use water to cool our closed circuit systems in the proposed plant based upon engineering specifications. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. The exact details regarding the source of water and the amount of non-process and other wastewater that needs to be discharged will not be known until tests confirm the water quality and quantity for the site. Although unknown at this time, the quality and quantity of the water source and the specific requirements imposed by the Nebraska DEQ for discharge will materially affect the financial performance of the Company. We expect to apply for a Nebraska Pretreatment Permit (NPP) for the discharge of the non-process waste water. We expect to file for a permit to allow the discharge of wastewater from a manufacturing or commercial operation. We expect to apply for an NPDES wastewater construction site permit prior to construction. This permit will require submission of plans and specifications with the Nebraska DEQ. We do not expect to require a permit for the land application or discharge of process wastewater based on the design proposed by our engineers. There can be no assurances that these permits will be granted to us. If these permits are not granted, then our plant may not be allowed to operate. However, we anticipate receiving the permits. Because Nebraska has no statute or regulation governing or limiting the withdrawal of water from wells, and because we will not be transferring water from one waste district or basin to another, no well withdrawal permit will be sought or required.
     We have engaged Olsson Associates to assist us with obtaining the necessary water discharge permits. Olsson Associates is expected to provide us with preliminary evaluations of our waste water discharge system, field investigations, follow-up waste management options screening and assistance with permit applications as well as other on-call services.
Industrial Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)
     We must file a separate application for a General Permit for industrial storm water discharges. The application for the General Permit for industrial storm water discharges must be filed 24 hours prior to the start of operations. We anticipate, but there can be no assurances, that we will be able to obtain a General Permit NER000000 storm water discharge permit. Olsson Associates is expected to assist us in obtaining this permit.
New source performance standards
     The plant will be subject to New Source Performance Standards for both the plant’s distillation processes and the storage of volatile organic compounds used in the denaturing process. These duties include initial notification, emissions limits, compliance, monitoring requirements, and record keeping requirements.
Spill prevention, control, and countermeasures plan
     Before we can begin operations, we must prepare and implement a Spill Prevention Control and Countermeasure (“SPCC”) plan in accordance with the guidelines contained in 40 CFR § 112. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.

Alcohol and Tobacco Tax and Trade Bureau,Requirements
     Before we can begin operations, we must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax.
Risk management plan
     Pursuant to § 112(r)(7) of the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan. Since we plan to use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for denaturant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s Process Safety Management Standard. These requirements are similar to the Risk Management Plan requirements. The Risk Management Plan should be filed before use.
Environmental Protection Agency
     Even if we receive all Nebraska environmental permits for construction and operation of the plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Nebraska’s environmental administrators. Nebraska or EPA rules and regulations are subject to change, and any such changes may result in greater regulatory burdens.
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
     If we are able to build the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible changes in legislation at the federal, state and/or local level; possible changes in federal ethanol tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.
     We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their ten-year average. However, due to the increase in the supply of ethanol from the number of new ethanol plants scheduled to begin production and the expansion of current plants, we do not expect current ethanol prices to be sustainable in the long term. The total production of ethanol is at an all time high. According to the Renewable Fuels Association, as of December 8, 2006, there were 109 operational ethanol plants nationwide that have the capacity to produce approximately 5.28 billion gallons annually. In addition, there are 55 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 4.35 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
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
     The Energy Policy Act of 2005 also changes the definition of a “small ethanol producer,” allowing more producers to qualify for income tax credits. The size of the plant eligible for the tax credit was previously limited to 30 million gallons; however, the law raises the size limitation on the production capacity for small ethanol producers from 30 million to 60 million gallons per year. Historically, small ethanol producers have been allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. Thus, the tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment, and ends on December 31, 2010. Our inability to qualify for the small ethanol producer tax credit may place us at a competitive disadvantage.
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
Technology Developments
     A new technology has recently been introduced, to remove corn oil from concentrated thin stillage (a co-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for biodiesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. The FWS Group of Companies, headquartered in Canada with offices in the United States, is currently working on a starch separation technology that would economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of the corn kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or biodiesel production. Each of these new technologies is currently in its early stages of development. There is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of November 9, 2006, the United States Department of Agriculture projected the 2006 corn crop at approximately 10.8 billion bushels, which would be the third largest corn crop on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historically high price levels well into 2007. A recent USDA report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2006), states that U.S. corn prices could increase in the year 2007 to as much as $3.30 per bushel or more. We expect some volatility in the price of corn, which could significantly impact our cost of goods sold.
     We will be dependent on our supply of corn to produce ethanol and its co-products at our plant. We expect the price of corn to remain above historical price levels and we will have to compete with other ethanol plants for corn origination. Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.
     The price at which we will purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
     Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We plan to use natural gas to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Liquidity and Capital Resources
Estimated Sources of Funds
     The following schedule sets forth our estimated sources of funds to build the ethanol plant to be located near Adams, Nebraska. This schedule could change in the future depending on whether we receive additional grants and the level of senior debt incurred.

Sources of Funds		Percent
Offering Proceeds (1)	$49,390,000	47.90%
Seed Capital Proceeds (2)	$970,000	0.94%
Senior Debt Financing (3)	$49,500,000	48.01%
Tax Increment Financing (4)	$3,000,000	2.91%
Interest Income (5)	244,000	0.24%

Total Sources of Funds	$103,104,000	100.00%

(1)	We currently have funds from investors for approximately $49,390,000.

(2)	We have issued a total of 194 units to our seed capital investors at a price of $5,000 per unit in our private placement in exchange for proceeds of $970,000.

(3)	We currently have entered into a definitive loan agreement with a senior lender for debt financing in the amount of $49,500,000.

(4)	We have entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten%).

(5)	As of September 30, 2006, we had earned approximately $244,000 in interest on our offering proceeds.
Estimated Use of Proceeds
     We initially expected the project to cost approximately $91,000,000 to complete. Due to several changes in the project and increases in costs, we now expect the project to cost approximately $103,100,000 to complete. The increase in project costs of $12,100,000 is due to several factors including increased construction resulting from our decision to build additional grain storage facilities at a cost of approximately $3,000,000. In addition, the cost of materials is another significant contributor to the increased cost of our project. Our design-build agreement with Fagen, Inc. included an escalator provision based on the Construction Cost Index (“CCI”), and a construction materials index published by Engineering News-Record Magazine. Based on our design-build agreement with Fagen, Inc. and the change in the CCI, our revised plant construction cost estimate has increased by approximately $1,000,000 and we have increased our construction contingency by approximately $1,470,000.
     In addition, our estimated site development costs have increased by approximately $1,300,000. Increases to our cost estimates for rail infrastructure, rolling stock, fire protection, and water supply also account for approximately $3,785,000 of the price increase. We also had an increase in our cost of inventory of corn by approximately $900,000. The remaining difference between our original total project cost and the revised total project cost includes increases to, and additions of, capital expenditures such as organizational and operating costs.
     The following table reflects our revised estimate of costs and expenditures, as of the date of this report, for the ethanol plant expected to be built near Adams, Nebraska over the next 12 months. These estimates are based on discussions with Fagen, Inc., ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds	Amount		Percent of Total

Plant construction	$65,900,000	(1)	63.92%
Road and ditch construction costs	750,000		0.73%
Land cost	1,100,000		1.06%
Site development costs	5,278,000		5.12%
Construction contingency	3,600,000		3.50%
Construction performance bond	500,000		0.48%
Construction insurance costs	120,000		0.12%
Administrative building	400,000		0.39%
Office equipment	75,000		0.07%
Computers, Software, Network	150,000		0.15%
Rail infrastructure	3,594,750		3.49%
Rolling stock	515,000		0.50%
Fire Protection / Water Supply	3,180,000		3.08%
Water treatment system	1,500,000		1.45%
Capitalized interest	2,000,000		1.94%
Grain Storage Facility	3,000,000		2.91%

Use of Proceeds	Amount	Percent of Total

Start up costs:
Financing costs	506,250	0.49%
Organization costs	1,300,000	1.26%
Pre production period costs	1,345,000	1.30%
Inventory — working capital	3,000,000	2.91%
Inventory — corn	2,000,000	1.94%
Inventory — chemicals and ingredients	150,000	0.15%
Inventory — work in process — Ethanol	1,500,000	1.45%
Inventory — work in process — DDGS	500,000	0.48%
Inventory spare parts — process equipment	750,000	0.73%

Operating costs:

Office labor, expense and equipment	165,000	0.16%

Telephone, Internet, Postage service	25,500	0.03%

Directors Expense	30,000	0.03%

Payroll Tax	17,000	0.02%

Accounting and Legal Fees	55,000	0.05%

Insurance– D & O and Operations	70,000	0.07%

Miscellaneous	23,500	0.02%

Total	$103,100,000	100.00%

(1)	Our original Contract Price with Fagen, Inc. was approximately $65,900,000. This was increased in October, 2006, to approximately $67,500,000, based on the increase in the Construction Cost Index (“CCI”) as of October 2006 compared to our baseline index as of April 2006. We anticipate that our Construction Contingency estimate will cover the increase of approximately $1,600,000.
Debt Financing Covenants
     During the term of our loans with Farm Credit, we will be subject to various financial and non-financial covenants that include, among other items, the following requirements: (1) maintenance of working capital not less than $5,000,000 (beginning with the month in which Substantial Completion occurs) and increasing to $5,500,000 at fiscal year end and; (2) beginning with the first fiscal year end that occurs at least six months after Substantial Completion and annually thereafter, maintenance of a certain Debt Coverage Ratio, as defined in the Credit Agreement; (3) beginning ith the month in which Substantial Completion occurs, maintenance of a minimum Tangible Net Worth of at least $49,000,000, increasing to at least $50,000,000 at fiscal year end 2008 and increasing to at least $52,000,000 at fiscal year end 2009 and thereafter. After the construction phase, we will only be allowed to make annual capital expenditures up to $500,000 annually without prior approval. We will also be prohibited from making distributions to our members, however, for each fiscal year commencing with the fiscal year ending 2008, we may make a distribution to our members of 40% of the net profit for such fiscal year after our lender has received audited financial statements for the fiscal year and provided no event of default or potential default exists. We may exceed 40% only if we have made the required free cash flow payment for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members.
Annual Financial Results
     As of our fiscal year ended September 30, 2006, we have total assets of approximately $57,701,000 consisting primarily of cash, cash equivalents and land. We have current liabilities of approximately $8,559,000 consisting primarily of accounts payable and note payable. Since our inception through September 30, 2006, we have an accumulated loss of approximately $816,000. Total members’ equity as of September 30, 2006, was approximately $49,141,000. Since our inception, we have generated no revenue from operations. For the fiscal year ended September 30, 2006 and the period from inception to September 30, 2006, we had net losses of approximately $606,000 and $816,000, respectively, primarily due to start-up business costs.

Critical Accounting Estimates
     Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Employees
     Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 32 full-time employees. Approximately five of our future employees will be involved primarily in management and administration, and the remainder will be involved primarily in plant operations. Our officers are Jack Alderman, Chairman; Duane H. Wollenburg, Vice Chairman; Nicholas Cusick, Treasurer; and Dennis Boesiger, Secretary. As of the date of this report, we have hired a Chief Executive Officer, Sam Sacco, a Plant Manager, Lance Liebergen, a Grain Manager, Andrew Johansen, and two office employees. Two of our directors, Jack L. Alderman and Bill Riechers, and one former director, Everett Larson, were engaged as independent contractors to provide project development and consulting services in exchange for cash compensation. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

# Full-Time
Position	Personnel
CEO	1
General Manager	1
Plant Manager	1
Grain Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	2
Shift Supervisors	4
Office Manager	1
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
E Energy Adams, LLC
Adams, Nebraska
We have audited the accompanying balance sheet of E Energy Adams, LLC (a development stage company), as of September 30, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the years ended September 30, 2006 and 2005, and for the period from inception (March 25, 2005) to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E Energy Adams, LLC, (a development stage company) as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and for the period from inception (March 25, 2005) to September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P. Certified Public Accountants
Minneapolis, Minnesota
December 22, 2006

E ENERGY ADAMS, LLC
(A Development Stage Company)
Balance Sheet

September 30,
2006

ASSETS

Current Assets
Cash and equivalents	$40,916,036
Prepaid and other	232,628

Total current assets	41,148,664

Property and Equipment
Land	1,100,881
Computers and office equipment	12,607
Leasehold improvements	4,408
Construction in progress	15,063,808

Total property and equipment	16,181,704
Less accumulated depreciation	3,375

Net property and equipment	16,178,329

Other Assets
Debt issuance costs	373,750

Total other assets	373,750

Total Assets	$57,700,743

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$106,179
Accrued expenses	2,970
Construction payable	8,450,209

Total current liabilities	8,559,358

Commitments and Contingencies

Members’ Equity

Member contributions, net of costs related to capital contributions, 5,133 units outstanding at September 30, 2006	49,957,383
Deficit accumulated during development stage	(815,998)

Total members’ equity	49,141,385

Total Liabilities and Members’ Equity	$57,700,743

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Operations

	Year Ended	Year Ended	From Inception
	September 30,	September 30,	(March 25, 2005) to
	2006	2005	September 30, 2006

Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	552,144	128,468	680,612
Project coordinator	208,258	23,531	231,789
General and administrative	376,302	69,813	446,115

Total operating expenses	1,136,704	221,812	1,358,516

Operating Loss	(1,136,704)	(221,812)	(1,358,516)

Other Income (Expense)
Other income	—	5,000	5,000
Interest income	566,598	6,961	573,559
Interest expense	(36,041)	—	(36,041)

Total other income (expense), net	530,557	11,961	542,518

Net Loss	$(606,147)	$(209,851)	$(815,998)

Weighted Average Units Outstanding	884	139	629

Net Loss Per Unit	$(686)	$(1,510)	$(1,297)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity

	Member	Deficit
	Contributions	Accumulated

Balance — Inception March 25, 2005	$—	$—

Capital contributions — 80 units, $5,000 per unit, April, 2005	400,000

Capital contributions — 114 units, $5,000 per unit, May, 2005	570,000

Cost of raising capital	(17,192)

Net loss for the period ended September 30, 2005		(209,851)

Balance — September 30, 2005	952,808	(209,851)

Capital contributions — 4,939 units, $10,000 per unit, August 2006	49,390,000

Cost of raising capital	(385,425)

Net loss for the period ended September 30, 2006		(606,147)

Balance — September 30, 2006	$49,957,383	$(815,998)

Notes to Financial Statement are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Cash Flows

	Year Ended	Year Ended	From Inception
	September 30,	September 30,	(March 25, 2005) to
	2006	2005	September 30, 2006

Cash Flows from Operating Activities
Net loss	$(606,147)	$(209,851)	$(815,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,962	413	3,375
Assignment of land option	—	(5,000)	—
Changes in assets and liabilities
Prepaid and other	(219,607)	(13,021)	(232,628)
Accounts payable	1,082	43,577	106,179
Accrued expenses	2,970	—	2,970

Net cash used in operating activities	(818,740)	(183,882)	(936,102)

Cash Flows from Investing Activities
Payment for land options	—	(2,000)	—
Capital expenditures	(7,718,042)	(6,453)	(7,731,495)

Net cash used in investing activities	(7,718,042)	(8,453)	(7,731,495)

Cash Flows from Financing Activities
Debt issuance costs	(373,750)	—	(373,750)
Member contributions	49,390,000	970,000	50,360,000
Payments for cost of raising capital	(300,485)	(40,612)	(402,617)

Net cash provided by financing activities	48,715,765	929,388	49,583,633

Net Increase in Cash and Equivalents	40,178,983	737,053	40,916,036

Cash and Equivalents — Beginning of Period	737,053	—	—

Cash and Equivalents — End of Period	$40,916,036	$737,053	$40,916,036

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$36,041	$—	$36,041

Supplemental Disclosure of Noncash Investing and Financing Activities
Assignment of land option	$—	$5,000	$—

Land options exercised for land purchased	$7,000	$—	$7,000

Deferred offering costs in accounts payable	$—	$61,520	$—

Construction in progress in construction payable	$8,450,209	$—	$8,450,209

Deferred offering costs offset against equity	$385,425	$17,192	$402,617

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company
Notes to Financial Statements
September 30, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. As of September 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the plant. The Company anticipates completion of the plant in fall of 2007.
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
Cash and Equivalents
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances, which include cash invested in mutual funds, may exceed amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2006, cash invested in mutual funds totaled approximately $40,900,000, which was uninsured.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company capitalizes construction costs until the assets are placed in service. As of September 30, 2006, the Company had a construction payable of approximately $8,450,000 which includes approximately $1,418,000 of retainage.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. In August 2006, the issuance of new equity occurred and the costs were netted against the proceeds received.

E ENERGY ADAMS, LLC
(A Development Stage Company
Notes to Financial Statements
September 30, 2006 and 2005
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
Fair Value of Financial Instruments
The carrying value of cash and accounts payable approximates the fair value.
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
3. MEMBERS’ EQUITY
The Company had filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective May 15, 2006. The Offering was for a minimum of 1,990 and up to 5,810 membership units for sale at $10,000 per unit. The minimum purchase requirement was two units for a minimum investment of $20,000. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. The Company has raised the minimum of $19,900,000 through the Offering and has executed a written debt financing commitment with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA for a total credit facility of $49,500,000. On August 11, 2006, the Company released funds from escrow having obtained subscription proceeds in excess of $49,000,000. As of

E ENERGY ADAMS, LLC
(A Development Stage Company
Notes to Financial Statements
September 30, 2006 and 2005
September 30, 2006, the Company has raised approximately $49,390,000 (4,939 units) under this offering. The Company has not closed the offering, but is no longer actively seeking sales of the units.
4. INCOME TAXES
The Company has adopted a September 30 fiscal year end, but has a tax year end of December 31.
The differences between financial statement basis and tax basis of assets are estimated as follows:

September 30,
2006
Financial statement basis of total assets	$57,700,743

Organizational costs expensed for financial reporting purposes	1,358,516

Taxable income tax basis of total assets	$59,059,2594

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
5. FINANCING
In August 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a construction term loan for $35,000,000 and a revolving loan of $14,500,000, which are both secured by substantially all assets. An additional revolving loan for $3,000,000 is being provided for the financing of grain inventory, receivables and margin account equity.
The Company is required to make monthly interest payments for all loans at a variable rate equivalent to the three-month LIBOR short term index rate plus 3.05% during the construction period. The variable rate will be adjusted to the three month LIBOR short term index rate for any year after the first year of operations in which, at the end of the preceding year, the Company’s owners’ equity, is equal to or greater than 60%. Interest will be calculated on a 360 day basis. For the term loan, the Company is required to make 29 principal installments of $1,237,500 plus accrued interest quarterly beginning six months following substantial completion, but no later than April 1, 2008 until October 1, 2015. In addition to the required payments, the Company will have to make additional principal payments equal to 65% of the Company’s excess cash flow as defined in the loan agreement not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000. For the revolving loan, the Company is required to pay interest monthly until three months after the repayment of the term loan or January 1, 2016, at which point the Company is required to make 10 quarterly installments of $1,450,000 plus interest until April 1, 2018. For the second revolving loan, the Company is required to pay interest monthly until November 1, 2008, when the entire unpaid principal, plus accrued interest and any unpaid fees, costs or expenses shall be due. If the Company prepays any portion of the construction loans prior to April 1, 2009, the Company will owe a prepayment charge of 3% in addition to certain surcharges. The prepayment charge will be reduced by 1% each year thereafter and any prepayment made on the construction loan after April 1, 2011 will not be subject to a prepayment charge.
The Company has paid approximately $374,000 in debt financing costs and is obligated to pay an annual servicing fee of $25,000. Additionally, the Company will pay the lender an unused commitment fee quarterly equal to 0.5% of the average unused portion of the $14,500,000 revolving loan beginning September 1, 2007 and of the $3,000,000 revolving loan beginning November 1, 2007.

E ENERGY ADAMS, LLC
(A Development Stage Company
Notes to Financial Statements
September 30, 2006 and 2005
The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, debt coverage ratio and net worth requirements. The Company is permitted to make distributions once a year not to exceed 40% of the net income as long as the Company is in compliance with these and other loan covenants. For fiscal years ending 2008 and thereafter, the Company may make distributions which may exceed 40% of the net income as long as the Company has made the excess cash flow payments and is in compliance with these and other loan covenants on a post-distribution basis.
6. BRIDGE LOAN
In May 2006, the Company entered into a credit agreement with a financial institution to fund the purchase of land. Under the credit agreement, the lender provided a promissory note for $2,000,000. The loan was secured by a trust deed and assignment of rents for the land, and was additionally guaranteed by certain members of the Board. The Company is required to make two monthly interest payments beginning July 1, 2006 at the initial interest rate of 9% per annum with interest thereafter based on the individual loan pricing classification index. The Company used a portion of the proceeds of this note to purchase all of the land currently under option, for approximately $1,054,000, less applied option deposits. As of September 30, 2006, the loan was paid in full.
7. COMMITMENTS AND CONTINGENCIES
Design build letter of intent
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $103,100,000. The Company has signed a lump sum design-build contract with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $67,500,000. As part of the contract, the Company paid a mobilization fee of approximately $5,000,000, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 485 days from the date construction began. However, the total amount paid for the early completion bonus shall not exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. An employee of the contractor is a member and director of the Company. As of September 30, 2006, the Company has incurred approximately $12,430,000 for these services with approximately $7,930,000 included in construction payable.
Construction contracts
In June 2006, the Company entered into a construction agreement with an unrelated contractor for work associated to the civil and site grading detail, temporary access road and spur track for an amount of approximately $2,248,000. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved.
In August 2006, the Company entered into a construction agreement with an unrelated contractor for work associated with auger cast grout pile construction for approximately $385,000. Progress payments will be made on a monthly basis with final payment being due upon completion of the work as indicated in the agreement. As of September 30, 2006, the Company had incurred approximately $385,000 with all work being complete and had approximately $142,000 in construction payable.

E ENERGY ADAMS, LLC
(A Development Stage Company
Notes to Financial Statements
September 30, 2006 and 2005
In September 2006, the Company entered into three license agreements with an unrelated party for the right to use and construct and maintain a pipeline according to the terms of the agreement. The Company paid $2,500 for each lease agreement and is also responsible for reimbursement of all costs and expenses incurred by the licensor associated with the land use and presence, construction and maintenance of the pipeline. The term of the agreement shall commence on the effective date of the agreement and will continue for 25 years thereafter. Either party may terminate the agreement upon certain conditions defined in the agreement. As of September 30, 2006, the Company has incurred approximately $483,900 under this contract.
The Company entered into a construction agreement with an unrelated contractor for work associated with auger cast piling required for support of the grain silos for approximately $355,000. Work began in September 2006, and as of September 30, 2006, the Company had incurred approximately $35,500, all of which is included in construction payable.
In October 2006, the Company entered into an agreement with an unrelated contractor for protection of the pipeline facilities from the rail spurs to be constructed. The Company will pay approximately $1,087,000 in advance, which is the full estimated cost of the construction of the pipeline protection. Upon completion of the project, an additional payment will be made if the actual costs exceed the advance payment, or a refund will be issued in the event the actual costs are less than the advance payment. The Company also executed a pipeline construction agreement with the contractor for the construction of an interconnection between the ethanol plant and the natural gas pipeline facilities for approximately $627,000, which the Company will pay in advance. Upon completion of the project, an additional payment will be made if the actual costs exceed the advance payment, or a refund will be issued in the event the actual costs are less than the advance payment.
Land contracts
In February 2005, the Gage County Economic Development Corporation entered into an option to purchase approximately 172 acres of land. This option was entered into to enable the Gage County Economic Development Corporation to seek a developer to construct an ethanol fuel plant on this site. The Economic Development Corporation paid a non refundable option deposit of $5,000. The total purchase price of the land was $800,000 in the event the option was exercised on or before February 28, 2007. The total purchase price increased an additional 4% increase for inflation calculated on an annual basis from March 1, 2005 through date of closing in the event the option is exercised with a closing date on or after March 1, 2007. The initial term of the option expired on February 28, 2008. On July 19, 2005, the Gage County Economic Development Corporation signed over all of its right, title and interest in this option agreement for this site to the Company. The Company recorded $5,000 of other income and a corresponding asset upon assignment of this option. In May 2006, the Company exercised this option and purchased the land for a price of $805,000, including application of the $5,000 option deposit.
In July 2005, the Company entered into two contracts with an unrelated party to have the option to purchase approximately 15 acres and 7 acres of land in Gage County Nebraska for $5,000 per acre. These parcels are adjacent to the aforementioned 172 acres and provide additional rail access to the property. The Company paid a non-refundable option deposit of $1,000 for each option which was to be applied to the purchase price of the properties. In May 2006, the Company exercised this option and purchased the land for a price of $94,850, including application of the option deposits.
In October 2005, the Company entered into an option to purchase approximately one acre of land in Gage County for the purchase price of $5,000. The Company paid a non-refundable option deposit of $1,000 which was applied towards the purchase price of the property. In May 2006, the Company exercised this option and purchased the land for a price of $5,050, including application of the option deposit.

E ENERGY ADAMS, LLC
(A Development Stage Company
Notes to Financial Statements
September 30, 2006 and 2005
The Company entered into an option agreement, effective February 2006, to purchase approximately .19 acres of land in Gage County for the purchase price of $10,000. The Company paid a non-refundable option deposit of $250, which was applied towards the purchase price of the property. In May 2006, the Company exercised this option and purchased the land for a price of $10,000, including application of the option deposit.
Consulting contracts
In May 2005, the Company entered into a consulting agreement with a related party to provide services relating to contract negotiation, marketing, and the securing of debt financing. The Company paid the consultant a one-time fee of $250,000, less all amounts previously paid to the consultant which includes a one-time fee of $25,000, weekly compensation and reimbursed expenses, upon the Company raising the amount of equity required by the lender, successful execution of a definitive debt financing agreement of a binding commitment for debt financing and the loan transaction by such commitment closed and was funded. The consultant is a member and director of the Company as well as engaged as a consultant for the Company’s general contractor.
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
In August 2005, the Company entered into an agreement with an unrelated party for consulting and energy management services for supplies of natural gas and electricity for the plant. The agreement commenced on August 1, 2005 and will continue until twenty-four months after the plant’s completion date. The fee for services during the construction period is $15,000, plus pre-approved travel expenses. The fee for ongoing services upon plant completion is $2,900 per month plus pre-approved travel expenses. The Company was able to defer the $15,000 payment until August 2006, when the financing for the plant was secured. The agreement may be terminated by either party effective after the initial term upon sixty days prior written notice.
In October 2005, the Company entered into an agreement with a related party for professional services for a Geotechnical Investigation and Survey Staking project. A total amount of $29,700 was paid and all services under this contract were completed as of March 31, 2006. In February 2006, the Company entered into an additional agreement with the related party for construction testing, administration, outfall evaluation and permit assistance. The fees for these services will be billed on a time and expense basis, limited to approximately $37,000, $185,000, $1,700 and $9,800, respectively. As of September 30, 2006, a total of approximately $87,000 was incurred under this contract, with $76,700 being included in construction payable.
In January 2006, the Company entered into an agreement with an unrelated party, for Phase I and Phase II engineering services for a fee of $92,500, which shall be included in and credited to the Design-Build Agreement’s contract price. In addition to this fee, the Company will reimburse the contractor for agreed upon subcontractors’ fees and other reimbursable expenses. Either party may terminate this agreement upon twenty days written notice if the non-terminating party has defaulted through no fault of the terminating party or if the Company abandons development of the plant. In such event, the Company would be obligated for any services rendered and any reimbursable expenses. As of September 30, 2006, the Company has incurred approximately $55,500, with $9,250 being included in construction payable.

E ENERGY ADAMS, LLC
(A Development Stage Company
Notes to Financial Statements
September 30, 2006 and 2005
Financing Contracts
In May 2006, the Company entered into a redevelopment contract with the Village of Adams for the redevelopment of the ethanol plant site. The Village will issue some form of tax increment financing (TIF) to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent). The Company expects to receive approximately $3,000,000 in TIF financing. Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. The Company has also agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. The Company is obligated to pay all Project costs for the Project that are in excess of the amounts paid from the tax increment financing.
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
Leases
In June 2006, the Company entered into an industry track and lease agreement for certain land specified in the agreement for the construction and rehabilitation of a railway track. The Company shall pay the land owner a one time fee in the amount of $500 for the lease of the land. The lease shall continue on a monthly basis, until terminated by either party by giving to the other thirty days’ written notice.
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
Marketing Agreement
In October 2006, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of ethanol the Company is expected to produce. The Company will receive payment for the ethanol sold based on the Alliance Net Pool Price as defined in the agreement, net of a commission of .75% of the total Alliance Net Pool Price The initial term is for three years beginning in the month when ethanol production begins with renewal options thereafter in one year increments.

54

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
Item 8A. CONTROLS AND PROCEDURES.
          Our management, including our Chief Executive Officer (the principal executive officer), Sam Sacco, along with our Treasurer (the principal financial officer), Nicholas J. Cusick, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
          Our management, consisting of our Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
          None.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Identification of Directors, Executive Officers and Significant Employees
As of September 30, 2006, our officers and board of directors consists of the following:
Sam Sacco, Chief Executive Officer, Age 60
          For the past five years, and prior to the date Mr. Sacco accepted the position of CEO with E Energy Adams, Mr. Sacco held the position of vice president of marketing and logistics for Quality Technology International in Wisconsin. Prior to his employment with Quality Technology International, Mr. Sacco had been employed with South Texas Grain in Brownville, Texas, and prior to his tenure at South Texas Grain, he worked for Ag Processing Inc. (“AGP”) in Nebraska.
Jack L. Alderman, Chairman and Director, Age 55
          Mr. Alderman has served on our board of directors since the Company’s inception.
          For the past five years, Mr. Alderman has operated a construction, development and management business. He is president of Alderman Construction, Inc., and Alderman Property Management Inc. and sole proprietor of Alderman Properties. His holdings include several apartment complexes, an office building, mini-storage facilities and vacation rentals. He is also an investor in, and active member on, the board of directors of Timberwood Banks, in Tomah, Wisconsin.
          Mr. Alderman will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Chairman and President until his resignation or removal from office by the board.

Duane H. Wollenburg, Vice Chairman and Director, Age 53
     Mr. Wollenburg has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Wollenburg has owned and operated Swan City Farms, Inc., an operation in Southeast Nebraska comprised of 50% irrigated and 50% dryland crops. He presently owns and manages a property/liability insurance agency and seed business and is acting president of Cooperative Railways, LLC.
          Mr. Wollenburg will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Nicholas J. Cusick, Treasurer and Director, Age 55
     Mr. Cusick has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Cusick has served as CEO of IMSCORP, a Lincoln, Nebraska based holding company with three operating divisions, manufacturing and marketing products for a wide range of institutional and consumer markets. Mr. Cusick is an active member in the Lincoln Partnership for Economic Development.
     Mr. Cusick will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Treasurer until his resignation or removal from office by the board.
Dennis L. Boesiger, Secretary and Director, Age 68
     Mr. Boesiger has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Boesiger has served as vice president/general manager/part owner of Midwest Livestock Systems, Inc., a large agricultural construction and equipment distribution company, building and equipping livestock and poultry production facilities. He currently serves on the Nebraska State Chamber of Commerce and Industry Executive Board, Nebraska Diplomats and the Gage County Economic Development Board.
     Mr. Boesiger will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification. He will serve as Secretary until his resignation or removal from office by the board.
William L. Riechers, Director, Age 54
     Mr. Riechers has served on our board of directors since April 29, 2005.

     For the past five years, Mr. Riechers has served as project coordinator and consultant for a company he owns, Value Add Ventures, LLC. As the project coordinator and consultant, he coordinates the project financing associated with the construction of ethanol plants. The following are the ethanol projects for which Mr. Riechers has served as a project coordinator: Big River Resources, LLC; Golden Grain Energy, LLC; Amaizing Energy, LLC; Western Wisconsin Renewable Energy; Glacial Lakes Energy, LLC; United Wisconsin Grain Producers, LLC; Granite Falls Energy, LLC; and Siouxland Ethanol. Since February of 2002, Mr. Riechers has had a consulting agreement with Fagen, Inc. As a part of this consulting agreement, Mr. Riechers receives a monthly fee of $2,000 from Fagen, Inc.
     Mr. Riechers will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Vinson W. VanEngen, Director, Age 58
     Mr. VanEngen has served on our board of director since April 29, 2005.
     For the past five years, Mr. VanEngen has owned and operated a 1,700 acre no-till farming operation in the Adams, Nebraska area. He also serves as an emergency medical technician for the Adams Rescue Squad.
     Mr. VanEngen will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Kenneth S. Brinkman, Director, Age 51
     Mr. Brinkman has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Brinkman has served as the dealer principal of Brinkman Brothers, Inc., a family owned business. He has also owned and managed 800 acres of farm ground.
     Mr. Brinkman will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Mark O. Weber, Director, Age 49
     Mr. Weber has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Weber has owned and operated a family farm raising corn, soybeans, and wheat. He also owned and operated a wean-to-finish hog operation in Southeast Nebraska.
     Mr. Weber will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Steven L. Dean, Director, Age 57
     Mr. Dean has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Dean has owned and operated a corn and soybean farm and cow/calf operation. He has also been a sales representative for Pioneer Hi-Bred International.
     Mr. Dean will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.

58

Amy J. Johnston, Director, Age 33
     Ms. Johnston has served on our board of directors since April 29, 2005.
     For the past five years, Ms. Johnston has worked as a Sales Executive for Interact Incorporated, a telecommunications software firm in Lincoln, Nebraska.
     Ms. Johnston will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until her earlier death, resignation, removal or disqualification.
Gary R. Bentzinger, Director, Age 61
     Mr. Bentsinger has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Bentzinger has owned and operated a diversified farming operation in Southeastern Nebraska.
     Mr. Bentzinger will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Ron L. Miller, Director, Age 65
     Mr. Miller has served on our board of directors since April 29, 2005.
     For the past five years, Mr. Miller has owned, operated and managed several enterprises, including a farming operation, a retail farm machinery business and a commercial trucking company. Mr. Miller is an emergency medical technician for the volunteer rescue squad and is Fire Chief of the Clatonia Fire Department.
     Mr. Miller will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Tom Roode, Director, Age 60
     Mr. Roode has served on our board of directors since August 12, 2005.
     Up until 2004, Tom Roode served as president of Roode Packing Co. 1990. In 2004 he sold the Fairbury Brand Trademark, formulas and recipes for meat products made at Roode Packing Co. Mr. Roode continues to own the building where Roode Packing Company operates.
     Mr. Roode will serve as a director until the first member meeting following substantial completion of our plant, and until a successor is elected and qualified, or until his earlier death, resignation, removal or disqualification.
Adoption of Code of Ethics
          Our board of directors has adopted a code of ethics that applies to our CEO, Sam Sacco, and our principal financial officer, Nicholas J. Cusick. Both of these individuals signed an acknowledgment of their receipt of our code of ethics. Our code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB.
          Any person who would like a copy of our code of ethics may contact the Company at (402) 988-4655. Upon request, the Company will provide copies of the code of ethics at no charge to the requestor.

Item 10. EXECUTIVE COMPENSATION.
          During the fiscal year ended September 30, 2006, we did not compensate our Chairman, Jack L. Alderman, other than reimbursement for certain expenses as set forth in his consulting agreement. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
          We reimburse our officers and directors for expenses incurred relating to services rendered on the Company’s behalf. As of September 30, 2006, other than the consulting agreement we have with Bill Riechers, Jack L. Alderman, and former director Everett Larson, we do not have any employment or compensation agreements with any officer or director.
          Subsequent to September 30, 2006, we have hired our Chief Executive Officer, Sam Sacco, and our Plant Manager, Lance Liebergen. In consideration of his services, our CEO will receive an annual base salary of $102,000 and will be eligible for a Pre-Startup Bonus up to $20,000 for exceptional services rendered by Mr. Sacco prior to startup of operations of E Energy Adams. In addition, Mr. Sacco will be eligible for an annual performance bonus of up to $100,000. Mr. Sacco will be entitled to fully participate in E Energy Adams’ employee benefit plans and programs. Mr. Sacco will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CEO. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
          Subsequent to our fiscal year end of September 30, 2006, we have also hired our Plant Manager, Lance Liebergen. In consideration of his services, Mr. Liebergen will receive an annual base salary of $90,000 and beginning 90 days after the official start-up of the plant; his salary will be increased to $95,000. Mr. Lieberman is also eligible for a Pre-Startup Bonus up to $20,000 for exceptional services rendered by Mr. Lieberman prior to startup of operations of the Company. Beginning 90 days after the official start-up of the plant, Mr. Lieberman will also be eligible for an annual performance bonus of up to 50% of his base salary. Mr. Lieberman will be entitled to fully participate in the Company’s employee benefit plans and programs. Mr. Lieberman will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Plant Manager. See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners
          As of December 22, 2006, the following beneficial owners held 5% or more of our outstanding units:

		Amount and
		Nature of
	Name and Address of	Beneficial
Title of Class	Beneficial Owner	Ownership	Percent of Class
Membership Units	Ethanol Capital Partners LP Series G Rockefeller Center	400	8.10%
	1230 Avenue of the Americas, 7th Floor
	New York, New York 10020
Security Ownership of Management
          As of December 22, 2006, members of the board of directors own units as follows:

		Amount and
		Nature of
	Name and Address of Beneficial	Beneficial	Percent of
Title of Class	Owner(1)	Owner	Class

Membership Units	Jack L. Alderman	80 units	1.55%
Membership Units	Nicholas J. Cusick(2)	8 units	0.16%
Membership Units	Dennis L. Boesiger(3)	23 units	0.45%
Membership Units	William L. Riechers	8 units	0.16%
Membership Units	Vinson W. VanEngen	20 units	0.40%
Membership Units	Duane H. Wollenburg	10 units	0.19%
Membership Units	Kenneth S. Brinkman	12 units	0.23%
Membership Units	Mark O. Weber	27 units	0.53%
Membership Units	Steven L. Dean	25 units	0.50%
MembershipUnits	Amy J. Johnston	5 units	0.10%
Membership Units	Gary R. Bentzinger	7 units	0.14%
Membership Units	Ron L. Miller(4)	11 units	0.21%
Membership Units	Tom Roode	28 units	0.55%

	Totals:	264 units	5.17%

(1)	The address of the beneficial owner is deemed to be the same address as the Company.

(2)	Mr. Cusick beneficially owns 2 units individually and 6 units through A & N Energy Investments, LLC.

(3)	Mr. Boesiger benefically owns 5 units individually and 18 units through Allegro Holdings, LLC.

(4)	Mr. Miller beneficially owns 6 units individually and 5 units through Miller Livestock, Inc.
          Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          Since our inception, we have engaged in transactions with related parties. Our initial directors constitute our founding members. As such, we currently do not have independent directors as defined by the North American Securities Administrators Association or unaffiliated unit holders to evaluate related party transactions.
Transaction with Director, Bill Riechers
          On May 13, 2005, we entered into a consulting agreement with Bill Riechers to serve as our project coordinator in developing, financing and constructing our plant. Bill Riechers is a director of our Company. Mr. Riechers received a one-time cash payment of $25,000 upon execution of the agreement and received a weekly payment of $300 per day up to and not exceeding $1,500 per week. However, in accordance with the terms of the agreement, Mr. Riechers received a one-time cash bonus of $250,000, less all amounts previously paid Mr. Riechers (i.e., less the one-time cash payment of $25,000, less the aggregate of weekly compensation payments and less any reimbursed expenses) when we secured our debt financing in August of 2006.
Transaction with Director, Jack L. Alderman
          On June 17, 2005, we entered into a project development agreement with Jack Alderman to serve as our project coordinator in developing, financing and constructing our plant. Mr. Alderman is chairman of our board of directors. Under the terms of the agreement, his duties include assumption of responsibility for public relations, on-site development issues, and timely completion of the project. Mr. Alderman is also responsible for apprising our board of the status of the project and of any material events, assisting us with the development of policies regarding construction of the project, and any other duties as directed by our board with respect to the development, financing and construction of our plant. For performing these development services for us, we intend to pay Mr. Alderman a one-time development fee equal to $250,000. This fee is payable to Mr. Alderman on the date upon which our ethanol plant first generates net income. In addition to the $250,000 development fee, we also reimburse Mr. Alderman for expenses incurred in the performance of his duties, such as hotel/living expenses, business meals, travel expenses, educational expenses, and automobile mileage at a rate per mile as periodically set by the Internal Revenue Service. These costs are estimated at approximately $2,000 per month.
Transaction with Former Director, Everett W. Larson
          On May 13, 2005, we also entered into an agreement with former director, Everett W. Larson for organizational and project development services and we have compensated him for these services. We paid Mr. Larson $1,000 a month for his services until the Agreement was terminated upon Mr. Larson’s voluntary resignation from the board of directors, with the date of termination set retroactively to April 30, 2006. In addition to the payment under the project development agreement, the board of directors approved in August a one time bonus of $40,000 to Mr. Larson for extra services performed on behalf of the Company. Mr. Larson and Donald (“Bud”) W. Olsson resigned from the board on August 11, 2006.
Employment Agreements
CEO Employment Agreement
          E Energy Adams executed an Employment Agreement on November 6, 2006, to hire Mr. Sam Sacco for the position of Chief Executive Officer (“CEO”), pursuant to which Mr. Sacco’s employment as CEO of the Company is effective as of October 30, 2006.
          Prior to the date Mr. Sacco accepted the position of CEO with E Energy Adams, Mr. Sacco held the position of vice president of Logistics for Quality Technology International in Wisconsin. Prior to his employment with Quality Technology International, Mr. Sacco had been employed with South Texas Grain in Brownville, Texas, and prior to his tenure at South Texas Grain, he worked for Ag Processing Inc. (“AGP”) in Nebraska.
          The terms of the agreement provide that Mr. Sacco shall report directly to the board of directors and his duties under the agreement include, but are not limited to, the management of the day-to-day operation of E Energy Adams; the direction of its strategic planning; ensuring compliance with all relevant quality, health, safety, legal and general duties; and to hire or terminate its employees.
          In consideration of his services, Mr. Sacco will receive an annual base salary of $102,000 and will be eligible for a Pre-Startup Bonus up to $20,000 for exceptional services rendered by Mr. Sacco prior to startup of operations of E Energy Adams. In addition, Mr. Sacco will be eligible for an annual performance bonus of up to $100,000. Mr. Sacco will be entitled to fully participate in E Energy Adams’ employee benefit plans and programs. Mr. Sacco will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as CEO. Either Mr. Sacco or the E Energy Adams may terminate the agreement without cause upon 90 days advance notice to the other.
          In connection with the future termination of the agreement, Mr. Sacco will have the obligation not to disclose E Energy Adams’ confidential information or trade secrets to any person or entity for a period of 24 months following termination of the agreement. Under the agreement, Mr. Sacco is also subject to a covenant not to compete with the Company for a period of 24 months within a 200 mile radius of the Company’s facilities in Gage County, Nebraska.
Plant Manager Employment Agreement
          E Energy Adams executed an Employment Agreement on December 21, 2006, to hire Mr. Lance Liebergen for the position of Plant Manager, pursuant to which Mr. Liebergen’s employment as Plant Manager of the Company is effective as of December 11, 2006.
          The terms of the Agreement provide that Mr. Liebergen shall report directly to the CEO and his duties under the Agreement include, but are not limited to management of and budgeting for departmental or office-specific expenditures, planning, development and implementation of strategy for operational management and development, and general monitoring and oversight of operational issues.

          In consideration of his services, Mr. Liebergen will receive an annual base salary of $90,000 and beginning 90 days after the official start-up of the plant; his salary will be increased to $95,000. Mr. Lieberman is also eligible for a Pre-Startup Bonus up to $20,000 for exceptional services rendered by Mr. Lieberman prior to startup of operations of the Company. Beginning 90 days after the official start-up of the plant, Mr. Lieberman will also be eligible for an annual performance bonus of up to 50% of his base salary. Mr. Lieberman will be entitled to fully participate in the Company’s employee benefit plans and programs. Mr. Lieberman will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Plant Manager. E Energy Adams may terminate the agreement without cause upon 30 days notice to Mr. Lieberman. Mr. Lieberman may terminate this agreement by notifying the CEO at least 90 days in advance of the effective date of such termination. If Mr. Lieberman terminates the agreement prior to one year from the effective date of the agreement, he will be required to repay all reasonable recruiting costs incurred by E Energy Adams in recruiting him and his replacement
          In connection with the future termination of the Agreement, Mr. Lieberman will have the obligation not to disclose the Company’s confidential information or trade secrets to any person or entity for a period of 24 months following termination of the Agreement. Under the Agreement, Mr. Lieberman is also subject to a covenant not to compete with the Company for a period of 24 months within a 200 mile radius of the Company’s facilities in Gage County, Nebraska.
Grain Manager Employment Agreement
          E Energy Adams executed an Employment Agreement on December 21, 2006, to hire Mr. Andrew Johansen for the position of Grain Manager, pursuant to which Mr. Liebergen’s employment as Grain Manager of the Company is effective as of January 2, 2006.
          The terms of the Agreement provide that Mr. Johansen shall report directly to the CEO and his duties under the Agreement include, but are not limited to planning, developing and implementing strategy for grain procurement, hedging, logistics, managing departmental or grain-specific expenditures, and establishing and maintaining systems for measuring grain and hedging positions.
          In consideration of his services, Mr. Johansen will receive an annual base salary of $80,000 and beginning 90 days after the official startup of the plant; his salary will be increased to $85,000. Mr. Johansen is also eligible for a Pre-Startup Bonus up to $20,000 for exceptional services rendered by Mr. Johansen prior to startup of operations of the Company. Beginning 90 days after the official start-up of the plant, Mr. Johansen will also be eligible for an annual performance bonus of up to 50% of his base salary. Mr. Johansen will be entitled to fully participate in the Company’s employee benefit plans and programs. Mr. Johansen will also be reimbursed for reasonable and necessary out-of-pocket expenses incurred by him in the performance of his duties and responsibilities as Plant Manager. E Energy Adams may terminate the agreement without cause upon 30 days notice to Mr. Johansen. Mr. Johansen may terminate this agreement by notifying the CEO at least 90 days in advance of the effective date of such termination. If Mr. Johansen terminates the agreement prior to one year from the effective date of the agreement, he will be required to repay all reasonable recruiting costs incurred by E Energy Adams in recruiting him and his replacement
          In connection with the future termination of the agreement, Mr. Johansen will have the obligation not to disclose the Company’s confidential information or trade secrets to any person or entity for a period of 24 months following termination of the agreement. Under the agreement, Mr. Johansen is also subject to a covenant not to compete with the Company for a period of 24 months within a 200 mile radius of the Company’s facilities in Gage County, Nebraska.

Item 13. EXHIBITS.

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization of E Energy Adams, LLC	1

3.2	Operating Agreement of E Energy Adams, LLC	1

4.1	Form of Membership Unit Certificate	1

4.2	Form of Subscription Agreement of E Energy Adams, LLC	1

4.3	Escrow Agreement	1

10.1	Credit Agreement, dated August 25, 2006, between E Energy Adams, LLC and Farm Credit Services of America	*

10.2	Promissory Note, dated August 25, 2006, between E Energy Adams, LLC and Farm Credit Services of America	*

10.3	Promissory Note, dated August 25, 2006, between E Energy Adams, LLC and Farm Credit Services of America	*

10.4	Promissory Note, dated August 25, 2006, between E Energy Adams, LLC and Farm Credit Services of America	*

10.5	Trust Deed and Assignment of Rents, dated August 25, 2006, between E Energy Adams and Farm Credit Services of America	*

10.6	Agreement Regarding Facilities Necessary for Natural Gas Pipeline Company of America, dated October 11, 2006	*

10.7	Design-Build Agreement, dated August 1, 2006, between E Energy Adams, LLC and Fagen, Inc.	+

10.8	Ethanol Marketing Agreement, dated October 9, 2006, between E Energy Adams and Aventine Renewable Energy, Inc.	*

10.9	Auger Cast Piling Agreement, dated September 14, 2006, between E Energy Adams, LLC and McCormick Construction Co., Inc.	*

10.10	Pipeline Protection Agreement, dated October 5, 2006	*

10.11	EJCDC Standard Form of Agreement Between E Energy Adams, LLC and Longfellow Foundations, Inc. on the Basis of a Stipulated Price, dated August 17, 2006	*

10.12	Agreement for Purchase of Power with Norris Public Power District, dated March 20, 2006	*

10.13	BNSF Railway Company Lease of Land for Construction/Rehabilitation of Track, dated June 22, 2006	*

10.14	BNSF Industry Track Agreement dated June 22, 2006	*

10.15	Employment Agreement – Grain Manager, dated December 22, 2006	*

10.16	Employment Agreement – Plant Manager, dated December 22, 2006	*

10.17	License Agreement, dated August 14, 2006	2

10.18	Memorandum of Understanding between the NE Dept. of Economic Development, the Village of Adams and E Energy Adams, LLC	*

14.1	Code of Ethics	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

Exhibit		Method of
No.	Description	Filing

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-128902, originally filed on October 7, 2005.

(2)	Incorporated by reference, and contained therein, to the Design-Build Agreement filed herewith as Exhibit 10.7.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The aggregate fees billed by the principal independent public accountants (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended September 30, 2006, and the fiscal year ended September 30, 2005 are as follows:

Category	Year	Fees
Audit Fees (1)	2006	$79,480
	2005	$34,080
Audit-Related Fees	2006	—
	2005	—
Tax Fees	2006	—
	2005	—
All Other Fees	2006	—
	2005	—

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.
          Prior to engagement of the principal accountant to perform audit services for the Company, the principal accountant was pre-approved by our board of directors, which was acting as our audit committee at the time, pursuant to Company policy requiring such approval.
          One hundred percent of all audit, audit-related and tax services were pre-approved by our board of directors, who was acting as our audit committee at the time, pursuant to Company policy requiring such approval.
SIGNATURES
          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC
Date: December 22, 2006	/s/ Sam Sacco
Sam Sacco
Chief Executive Officer

Date: December 22, 2006	/s/ Nicholas J. Cusick
Nicholas J. Cusick
Treasurer and Director (Principal Financial and Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 22, 2006	/s/ Sam Sacco
Sam Sacco,
Chief Executive Officer

Date: December 22, 2006	/s/ Nicholas J. Cusick
Nicholas J. Cusick, Treasurer, Director
(Principal Financial and Accounting Officer)

Date: December 22, 2006	/s/ Jack L. Alderman
Jack L. Alderman,
Chairman, Director

Date: December 22, 2006	/s/ Duane H. Wollenburg
Duane H. Wollenburg,
Vice-Chairman, Director

Date: December 22, 2006	/s/ Vinson W. VanEngen
Vinson W. VanEngen,
Director

Date: December 22, 2006	/s/ Dennis L. Boesiger
Dennis L. Boesiger,
Director

Date: December 22, 2006	/s/ Kenneth S. Brinkman
Kenneth S. Brinkman,
Director

Date: December 22, 2006	/s/ Mark O. Weber
Mark O. Weber,
Director

Date: December 22, 2006	/s/ Steven L. Dean
Steven L. Dean,
Director

Date: December 22, 2006	/s/ Ron L. Miller
Ron L. Miller,
Director

Date: December 22, 2006	/s/ William R. Riechers
William R. Riechers,
Director

Date: December 22, 2006	/s/ Amy J. Johnston
Amy J. Johnston,
Director

Date: December 22, 2006	/s/ Gary R. Bentzinger
Gary R. Bentzinger,
Director

Date: December 22, 2006	/s/ Tom Roode
Tom Roode,
Director