Form 10QSB
period 2006-12-31
E ENERGY ADAMS LLC
filed 2007-02-14
CIK 1328067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2006
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                    to                    .
Commission file number 000-52426
E ENERGY ADAMS, LLC
(Exact name of small business issuer as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	20-2627531 (I.R.S. Employer Identification No.)
510 Main Street, P.O. Box 49, Adams, Nebraska 68301
(Address of principal executive offices)
(402) 988-4655
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:
As of January 31, 2007 there were 5,133 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
E ENERGY ADAMS, LLC
(A Development Stage Company)
Balance Sheet

December 31,
2006

(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$24,643,658
Prepaid and other	189,284

Total current assets	24,832,942

Property and Equipment
Land	1,438,162
Computers and office equipment	55,983
Leasehold improvements	4,408
Construction in progress	28,420,183

Total property and equipment	29,918,736
Less accumulated depreciation	5,109

Net property and equipment	29,913,627

Other Assets
Debt issuance costs	373,750

Total other assets	373,750

Total Assets	$55,120,319

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$104,546
Accrued expenses and other	6,307
Construction and retainage payable	5,751,546

Total current liabilities	5,862,399

Commitments and Contingencies

Members’ Equity

Member contributions, net of costs related to capital contributions, 5,133 units outstanding at December 31, 2006	49,957,383
Deficit accumulated during development stage	(699,463)

Total members’ equity	49,257,920

Total Liabilities and Members’ Equity	$55,120,319

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Operations

	Three Months	Three Months	From Inception
	Ended	Ended	(March 25, 2005) to
	December 31, 2006	December 31, 2005	December 31, 2006

	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	151,057	104,056	831,669
Project coordinator	—	—	231,789
General and administrative	115,720	74,106	561,835

Total operating expenses	266,777	178,162	1,625,293

Operating Loss	(266,777)	(178,162)	(1,625,293)

Other Income (Expense)
Other income	—	—	5,000
Interest income	383,312	4,228	956,871
Interest expense	—	—	(36,041)

Total other income (expense)	383,312	4,228	925,830

Net Income (Loss)	$116,535	$(173,934)	$(699,463)

Weighted Average Units Outstanding	5,133	194	1,269

Net Income (Loss) Per Unit	$23	$(897)	$(551)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Cash Flows

	Three Months	Three Months	From Inception
	Ended	Ended	(March 25, 2005) to
	December 31, 2006	December 31, 2005	December 31, 2006

	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$116,535	$(173,934)	$(699,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,734	565	5,109
Changes in assets and liabilities
Prepaid and other	43,344	(24,624)	(189,284)
Accounts payable	(1,633)	(17,286)	104,546
Accrued expenses and other	3,337	—	6,307

Net cash provided by (used in) operating activities	163,317	(215,279)	(772,785)

Cash Flows from Investing Activities
Payment for land options	—	(1,000)	—
Capital expenditures	(16,435,695)	(798)	(24,167,190)

Net cash used in investing activities	(16,435,695)	(1,798)	(24,167,190)

Cash Flows from Financing Activities
Debt issuance costs	—	—	(373,750)
Member contributions	—	—	50,360,000
Costs related to capital contributions	—	(68,222)	(402,617)

Net cash provided by (used in) financing activities	—	(68,222)	49,583,633

Net Increase (Decrease) in Cash and Equivalents	(16,272,378)	(285,299)	24,643,658

Cash and Equivalents — Beginning of Period	40,916,036	737,053	—

Cash and Equivalents — End of Period	$24,643,658	$451,754	$24,643,658

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$—	$—	$36,041

Supplemental Disclosure of Noncash Investing and Financing Activities
Land options exercised for land purchased	$—	$—	$7,000

Deferred offering costs in accounts payable	$—	$4,752	$—

Construction in progress in construction and retainage payable	$5,751,546	$—	$5,751,546

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
December 31, 2006
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006, contained in the Company’s annual report on Form 10-KSB.
In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. As of December 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and preliminary construction of the plant. The Company anticipates completion of the plant in fall of 2007.
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
Cash and Equivalents
The Company maintains its accounts primarily at two financial institutions. At times throughout the year, the Company’s cash and cash equivalents balances, which include cash invested in mutual funds, may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2006, cash invested in mutual funds totaled approximately $24,600,000, which was uninsured.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company capitalizes construction costs until the assets are placed in service, at which time depreciation will be provided over the asset’s estimated useful life. As of December 31, 2006, the Company had a construction and retainage payable of approximately $5,750,000 which includes approximately $2,456,000 of retainage.
Debt Issuance Costs

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
December 31, 2006
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
3. MEMBERS’ EQUITY
The Company had filed Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective May 15, 2006. The Offering was for a minimum of 1,990 and up to 5,810 membership units for sale at $10,000 per unit. The minimum purchase requirement was two units for a minimum investment of $20,000. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. The Company raised the minimum of $19,900,000 through the Offering and has executed a written debt financing commitment with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA for a total credit facility of $49,500,000. On August 11, 2006, the Company released funds from escrow having obtained subscription proceeds in excess of $49,000,000. As of December 31, 2006, the Company has raised approximately $49,390,000 (4,939 units) under this offering. The Company has not closed the offering, but is no longer actively seeking sales of the units.
4. BANK FINANCING
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
December 31, 2006
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
5. COMMITMENTS AND CONTINGENCIES
Design build agreement
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $103,100,000. The Company has signed a lump sum design-build contract with a contractor, a related party, to design and build the ethanol plant at a total contract price of approximately $67,860,000. As part of the contract, the Company paid a mobilization fee of approximately $5,000,000, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 485 days from the date construction began. However, the total amount paid for the early completion bonus shall not exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of December 31, 2006, the Company has incurred approximately $23,190,000 for these services with approximately $5,347,000 included in construction and retainage payable.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
December 31, 2006
Construction contracts
In June 2006, the Company entered into a construction agreement with an unrelated contractor for work associated to the civil and site grading detail, temporary access road and spur track for an amount of approximately $2,406,000, including subsequent change orders. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. As of December 31, 2006, the Company has incurred approximately $2,246,000 with approximately $173,000 included in construction and retainage payable.
In September 2006, the Company entered into three license agreements with an unrelated party for the right to use and construct and maintain a pipeline according to the terms of the agreement. The Company paid $2,500 for each lease agreement and is also responsible for reimbursement of all costs and expenses, estimated to be approximately $484,000, incurred by the licensor associated with the land use and presence, construction and maintenance of the pipeline. The term of the agreement shall commence on the effective date of the agreement and will continue for 25 years thereafter. Either party may terminate the agreement upon certain conditions defined in the agreement. As of December 31, 2006, the Company has incurred approximately $483,900 under this contract.
The Company entered into a construction agreement with an unrelated contractor for work associated with auger cast piling required for support of the grain silos for approximately $355,000. Work began in September 2006, and as of December 31, 2006, the Company had incurred approximately $236,000 under this contract.
In October 2006, the Company entered into an agreement with an unrelated contractor for protection of the pipeline facilities from the rail spurs to be constructed. The Company paid approximately $1,087,000 in advance, which is the full estimated cost of the construction of the pipeline protection. Upon completion of the project, an additional payment will be made if the actual costs exceed the advance payment, or a refund will be issued in the event the actual costs are less than the advance payment. The Company also executed a pipeline construction agreement with the same contractor for the construction of an inter-connection between the ethanol plant and the natural gas pipeline facilities for approximately $627,000. A down payment of approximately $307,000 was made upon execution of the agreement. Two additional payments of $160,000 each will be made on April 1, 2007 and August 1, 2007. Upon completion of the project, an additional payment will be made if the actual costs exceed the advance payment, or a refund will be issued in the event the actual costs are less than the advance payment.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
December 31, 2006
Consulting contracts
In June 2005, the Company entered into an agreement with a related party to provide organizational and development services. The Company is to pay a development fee equal to $250,000 on the date upon which the Company first generates net income from operations. The Company is to also reimburse the related party for expenses incurred in the performance of his duties. The term of this agreement shall terminate upon the earlier of any of the following — payment in full of the development fee, upon the dissolution, bankruptcy, or insolvency of the Company, the related party’s voluntary resignation as a member of the board, or by mutual written agreement of the parties.
In January 2006, the Company entered into an agreement with a related party, for Phase I and Phase II engineering services for a fee of $92,500, which shall be included in and credited to the Design-Build Agreement’s contract price. In addition to this fee, the Company will reimburse the contractor for agreed upon subcontractors’ fees and other reimbursable expenses. Either party may terminate this agreement upon twenty days written notice if the non-terminating party has defaulted through no fault of the terminating party or if the Company abandons development of the plant. In such event, the Company would be obligated for any services rendered and any reimbursable expenses. As of December 31, 2006, the Company has incurred approximately $78,600, with $13,900 being included in construction and retainage payable.
Financing Contracts and Grants
In May 2006, the Company entered into a redevelopment contract with the Village of Adams for the redevelopment of the ethanol plant site. The Village will issue some form of tax increment financing (TIF) to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed 10%). The Company expects to receive approximately $3,000,000 in TIF financing. Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. The Company has also agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. The Company is obligated to pay all project costs for the project that are in excess of the amounts paid from the tax increment financing. As of December 31, 2006, the Company has incurred approximately $384,000, with $177,000 being included in construction and retainage payable.
In September 2006, the Company entered into a Memorandum of Understanding with the Nebraska Department of Economic Development (“DED”) and the Village of Adams, Nebraska (“Village”) for the award of a $355,000 Community Development Block Grant (“CDBG”) from DED to the Village, $5,000 of which is unconditionally granted for the Village’s costs of administration of the grant, and the remaining $350,000 is conditionally granted to the Village from the DED for a portion of the costs for the development of certain public streets for the benefit of E Energy Adams. The Village will provide matching funds up to $350,000, which will come from tax increment financing funds. E Energy Adams is required to satisfy certain job requirements and if the job requirements are not met, E Energy Adams will be obligated to repay the Village and the Village will be obligated to repay the DED for the conditional amount of $350,000. The job creation and maintenance requirements imposed on E Energy Adams are as follows:
1.	The Company must create at least 26 new permanent jobs on a full-time basis at our facility in Adams, Nebraska within 18 months from September 1, 2006, and 51% or more of all of these jobs must be held by or at least made available to low-to-moderate income persons;

2.	The Company must maintain the 26 jobs for 12 months from the date of hire for each respective job; and

3.	The Company must pay all of our employees a minimum hourly rate of $9.50 per hour, and provide all employees with an appropriate employee benefits package.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
December 31, 2006
Utility Contracts
In March 2006, the Company entered into an agreement with an unrelated party to purchase and receive electric power and energy. The Company is obligated to pay a minimum of $30,000 per month for service or for having service available, commencing with the first full billing period, anticipated to be in fall of 2007. The agreement shall remain in effect for five years following the first billing period and thereafter until terminated by either party giving to the other six months notice in writing. The Company was also required to provide a letter of credit of approximately $136,000 in favor of the unrelated party.
In November 2006, the Company entered into an agreement with an unrelated party to provide natural gas required by the Company, at an agreed upon rate ranging from $3.0417 to $3.1177 per Dth/d, for up to a specified quantity, as specified in the agreement. This agreement begins September 2007 and continues for a period of ten years.
Marketing Agreement
In October 2006, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of ethanol the Company is expected to produce. The Company will receive payment for the ethanol sold based on the Alliance Net Pool Price as defined in the agreement, net of a commission of .75% of the total Alliance Net Pool Price. The initial term is for three years beginning in the month when ethanol production begins with renewal options thereafter in one year increments.

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
     This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Construction delays and technical difficulties in constructing the plant;

•	Availability of sufficient capital to construct the plant and begin operations;

•	Ability to secure all necessary licenses and permits;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	The loss of any license or permit;

•	Changes in the environmental regulations that apply to our plant site and operations;

•	Ability to secure marketing services;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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

Overview
     E Energy Adams, LLC is a development-stage Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon dry mill corn-based ethanol plant near Adams, Nebraska. References to “we,” “us,” “our” and the “Company” refer to E Energy Adams, LLC. We are in the process of constructing the plant and have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant to process approximately 20.4 million bushels of corn per year and use as much as 1,870,000 Million British Thermal Units (“MMBtu”) of natural gas per month to produce approximately 55 million gallons of fuel grade ethanol and 186,000 tons of distillers grains for animal feed each year. We expect to complete construction of our plant in fall of 2007. As of December 31, 2006, we estimate that construction of our plant is 30% complete, based on the costs we have incurred for construction as of December 31, 2006.
     We are financing the development and construction of the ethanol plant with a combination of equity and debt. We have raised equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal quarter ended on December 31, 2006, we have issued 4,939 units and received $49,390,000 in offering proceeds. Until we received offering proceeds, our development activities were funded with our seed capital equity of $970,000. As of December 31, 2006, we have not yet formally closed the registered public offering, but are no longer actively seeking subscriptions from potential investors. On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of the plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into a $3,000,000 line of credit. In addition, we expect to receive Tax Increment Financing of approximately $3,000,000 and we had earned approximately $244,000 in interest on our offering proceeds that were contained in our escrow account prior to their release from escrow on August 11, 2006. Based on our current total project cost estimate of $103,100,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
     We have entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to establish a 50 million gallon per year dry grind ethanol production facility on our plant site located near the village of Adams, and we have engaged Aventine Renewable Energy, Inc. to market our ethanol. We are currently in negotiations with possible third party marketers for our distillers grains.
     We have obtained our minor source construction permit for air emissions from the Nebraska Department of Environmental Quality (NDEQ) for emissions from our equipment, such as the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. We have also applied for a construction storm water discharge permit from NDEQ, as well as have started preparing a Stormwater Pollution Prevention Plan for Construction Activities, which outlines various measures we plan to implement to prevent storm water pollution.
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
Plan of Operations for the Next 12 Months
     We expect to spend at least the next 12 months (as measured from the date of this report) focused on project development, plant construction, hiring of our remaining necessary employees, and preparing for start-up operations. We also plan to negotiate and execute final contracts concerning the provision of natural gas and other power sources and a marketing agreement for distillers grains. We also plan to negotiate agreements for the procurement of corn.

     Due to our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to staffing, site development, utilities, construction and equipment acquisition, office costs, audit, legal, compliance and staff training. In the event that we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity, debt or a combination of both. We estimate that we will need approximately $103,100,000 to complete the project.
Plant Construction Activities
Construction of the Plant
     Plant construction is progressing on schedule with no significant deviation from our original construction timetable to date. We anticipate completion of plant construction during fall 2007. As of December 31, we estimate that plant construction is approximately 30% complete, based on the costs we have incurred for construction as of December 31, 2006.
     On August 4, 2006, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to establish a 50 million gallon per year dry mill ethanol production facility on our plant site located near the Village of Adams, Nebraska. Pursuant to the Lump Sum Design-Build Agreement, the effective date is August 1, 2006. Under the terms of the Lump Sum Design-Build Agreement, we agreed to pay Fagen, Inc. approximately $65,900,000, subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. Fagen, Inc. will design and build the plant using ICM, Inc. technology. We currently expect the construction to be completed in fall of 2007; however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by fall 2007. As of the date of this report, we estimate that plant construction is approximately 30% complete, based on the costs we have incurred for construction as of the date of this report.
     Our original Contract Price with Fagen, Inc. of approximately $65,900,000 was increased to approximately $67,500,000, as a result of an increase in the Construction Cost Index (“CCI”), published by Engineering News Record Magazine. Under our design-build contract with Fagen, Inc., if the CCI for the month in which a notice to proceed with the project is given has increased over 7695.40, the CCI for April 2006, the contract price would be increased by an equal percentage amount. We issued our Notice to Proceed on October 27, 2006. The October CCI was 7882.53. Thus, there was a 2.43% increase in the CCI and, as a result, our Contract Price increased by 2.43%, or approximately $1,600,000, for a final Contract Price of approximately $67,500,000. Subsequent to the increase in Contract Price due to the CCI, the final Contract Price has increased to approximately $67,860,000 due to change orders agreed to by both Fagen, Inc. and E Energy Adams. As part of the contract, we have paid a mobilization fee of $5,000,000 to Fagen, Inc.
     We also agreed under the Design-Build Agreement with Fagen, Inc. that if the plant was substantially complete within 485 days (16 months) for each day that substantial completion was achieved prior to 485 days from the date construction began, we would pay Fagen, Inc. an early completion bonus of $10,000 per day for each day that substantial completion was achieved prior to 485 days from the date construction began. However, in no event will we have to pay Fagen, Inc. an early completion bonus of more than $1,000,000. We expect that initial start-up and operations of the plant will also be under the general direction and guidance of Fagen, Inc. employees and our own personnel, who will have experience in ethanol production or will have received on-site training provided by Fagen, Inc. We further anticipate that additional on-site support will be provided by Fagen, Inc. for the first 30 days of plant operation.
Permitting and Regulatory Activities
     We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We have engaged ICM, Inc. to coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. Olsson Associates has been retained to obtain our NPDES permits. We expect the cost of obtaining the required permits to be approximately $200,000.

     Many of the permits outlined below will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to the state requirements, the United States Environmental Protection Agency (“EPA”) could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The State of Nebraska and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.
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
Construction Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)
     We have submitted our application for a construction storm water discharge permit prior to starting construction from NDEQ, as well as have begun preparation of a Stormwater Pollution Prevention Plan for Construction Activities, which will outline various measures we plan to implement to prevent storm water pollution.
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
Waste Water National Pollutant Discharge Elimination System Permits (NPDES Permit)
     We expect that we will use water to cool our closed circuit systems in the proposed plant based upon engineering specifications. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. As of the date of this report, we have drilled three wells on our site that will provide us with our necessary water supply. To date, the water quality on two of the three wells appears to be adequate based on tests performed on samples from the two wells, and water samples have been submitted for testing on our third well. We expect these wells to provide us with an adequate supply of water for our plant. Although unknown at this time, the quality and quantity of the water source and the specific requirements imposed by the Nebraska DEQ for discharge will materially affect the financial performance of the Company. We expect to apply for a Nebraska Pretreatment Permit (NPP) for the discharge of the non-process waste water. We expect to file for a permit to allow the discharge of wastewater from a manufacturing or commercial operation. We have applied for an NPDES wastewater construction site permit. This permit will require submission of plans and specifications with the Nebraska DEQ. We do not expect to require a permit for the land application or discharge of process wastewater based on the design proposed by our engineers. There can be no assurances that these permits will be granted to us. If these permits are not granted, then our plant may not be allowed to operate. However, we anticipate receiving the permits. Because Nebraska has no statute or regulation governing or limiting the withdrawal of water from wells, and because we will not be transferring water from one waste district or basin to another, no well withdrawal permit will be sought or required.
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
Key Operating Contracts Entered Into during our Fiscal Quarter Ended December 31, 2006
Ethanol Marketing Agreement with Aventine Renewable Energy, Inc.
     We have engaged experienced marketers to market most of our ethanol to local, regional and national markets. On October 9, 2006, we entered into an Ethanol Marketing Agreement with Aventine Renewable Energy, Inc., an unrelated party, for the marketing, sale and delivery of most of the ethanol produced by E Energy Adams, LLC. Under this agreement, we have the flexibility to market 10% of our ethanol ourselves to local markets. Pursuant to this agreement, Aventine will pay us a price per gallon for our ethanol based on an “Alliance Net Pool Price,” subject to various adjustments. In addition, for each gallon of ethanol sold to Aventine under this agreement, Aventine will deduct a commission of .75% of the Alliance Net Pool Price. The initial term of the agreement with Aventine will run for three years from the date of entering into the agreement. After that, it will automatically renew for successive one year terms, unless terminated by either Party with at least one year written notice prior to such expiration date, or for breach of terms. Please see our Annual Report on Form 10-KSB, filed on December 22, 2006, for more information regarding this agreement.
Agreements with Natural Gas Pipeline Company of America
     On November 20, 2006, we entered into an agreement with Natural Gas Pipeline Company of America for the supply of natural gas to our plant. The effective date of this agreement is November 20, 2006. Natural Gas Pipeline Company of America will supply the natural gas at an agreed upon rate ranging from $3.0417 to $3.1177 per Dth/d, for up to 4,400 Dth/day, as specified in the agreement, attached hereto as Exhibit 10.19. Our service will begin in September of 2007 and will continue for ten years thereafter.
     We entered into a Pipeline Protection Agreement with Natural Gas Pipeline Company of America on October 5, 2006 for the construction of new pipeline facilities to protect the pipeline facilities from the rail spurs being constructed for our ethanol plant. We will pay, in advance, the full estimated cost for the pipeline protection to be constructed, which is estimated to be approximately $1,100,000. Upon completion of construction, Natural Gas Pipeline Company of America will submit to us a summary billing. In the event the actual cost differs from the estimated cost, payment or refund will be made, depending on the difference between the actual costs and the advance payment.
     We entered into a Pipeline Construction Agreement with Natural Gas Pipeline Company of America on October 27, 2006. for the construction of an interconnection between our plant and the Pipeline Company’s line, at a cost which is estimated to be $627,000, which we will pay in advance. Upon completion of construction, Natural Gas Pipeline Company of America will submit to us a summary billing. In the event the actual cost differs from the estimated cost, payment or refund will be made, depending on the difference between the actual costs and the advance payment.
Agreements with BNSF Railway Company
     We have entered into three license agreements with BNSF Railway Company (“BNSF”) for the right to construct, use, and maintain a pipeline along certain rail corridors of BNSF. We paid $2,500 for each license agreement and we are also obligated to reimburse BNSF for all costs and expenses incurred by BNSF associated with the use of the land and the presence, construction and maintenance of the pipeline. These license agreements commenced on September 22, 2006, and will continue for 25 years thereafter, subject to termination by BNSF through 30 days’ written notice to us, or termination by us upon execution of the licensor’s mutual termination letter agreement in effect at that time.
     In November, 2006, we also entered into a lease agreement with BNSF Railway Company for the lease of certain land for the construction and rehabilitation of our railway track. This agreement has an effective date of June 22, 2006. We have agreed to pay a one time fee of $500 for the lease of the land, and the lease will continue on a monthly basis, until terminated by either party giving 30 days’ written notice to the other. Should BNSF decide to terminate this lease, our rail service may be temporarily interrupted pending the execution of a new lease agreement.
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
Agreement with McCormick Construction Company, Inc. for Auger Cast Piling
     On October 3, 2006, we accepted a proposal from McCormick Construction Company, Inc. (“McCormick”) for work associated with auger cast piling for the support of our grain silos. We have agreed to pay McCormick $355,000 in exchange for this work. Work began under this contract in September 2006.
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

     We expect ethanol sales to constitute the bulk of our future revenues. In the past few years, ethanol prices have been much higher than their 10 year average. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals all contributed to the increase in ethanol prices. However, due to recent swings in crude oil prices, a recent decline in the price of ethanol, and increased prices of corn, our profit margins may not be as high as they have been in the industry over the past few years once we are operational. In addition, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of current plants, we believe current price levels are subject to downward pressure.
     The total domestic production of ethanol is at an all time high. According to the Renewable Fuels Association, as of February 2, 2007 there are 113 operational ethanol plants nationwide that have the capacity to produce approximately 5.58 billion gallons annually. In addition, there are 76 ethanol plants and 7 expansions under construction, which when operational are expected to produce approximately another 6.14 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
     The Energy Policy Act of 2005 includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. It created a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. The RFS has encouraged new production and is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of current plants, we believe current price levels are subject to downward pressure. In addition, because the RFS begins at 4 billion gallons in 2006 and national production exceeded this amount, there could be a short-term oversupply. This could have an adverse effect on our future earnings.
     The Energy Policy Act of 2005 also amended the definition of “small ethanol producer” to increase the size of the plant eligible for the small producer tax credit from 30 million gallons per year to 60 million gallons per year. Small ethanol producers are allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2010. Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year and to pass this credit on to our members.
     The Energy Policy Act of 2005 also created a new credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel, at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, or hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005, and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
     We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. The United States Department of Agriculture has recently projected the 2006 corn crop at approximately 10.8 billion bushels, which would be the third largest corn crop on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historically high price levels well into 2007. A recent USDA report entitled “World Agricultural Supply and Demand Estimates” (December 11, 2006), states that U.S. corn prices could increase in the year 2007 to as much as $3.30 per bushel or more. However, market trends show that U.S. corn prices are currently over $3.30 per bushel.
     Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. The price at which we will purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly with other area ethanol plants competing for corn, an extended drought or other production problems. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
     We have hired a Commodities Manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts. The Commodities Manager will utilize forward contracting and hedging strategies, including certain derivative instruments such as futures and option contracts, to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our grain will be acquired in this manner. Forward contracts allow us to purchase corn for future delivery at fixed prices without using the futures market. The corn futures market allows us to trade in standard units of corn for delivery at specific times in the future. Option contracts consist of call options (options to purchase a fixed amount of a commodity) and put options (options to sell a fixed amount of a commodity). We expect to use a combination of these derivative instruments in our hedging strategies to help guard against corn price volatility. Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future. It is a way to attempt to reduce the risk caused by price fluctuation. The effectiveness of such hedging activities will depend on, among other things, the cost of corn and our ability to sell enough ethanol and distillers grains to use all of the corn subject to futures and option contracts we have purchased as part of our hedging strategy. Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities themselves can result in additional costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control. We may incur such costs and they may be significant.
     Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We intend to market our wet or dried distillers grains to our local market. For our dried distillers grains, we plan to use natural gas to dry the grain product to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Dried distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California and Florida. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
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

Sources of Funds		Percent
Offering Proceeds (1)	$49,390,000	47.90%
Seed Capital Proceeds (2)	$970,000	0.94%
Senior Debt Financing (3)	$49,500,000	48.01%
Tax Increment Financing (4)	$3,000,000	2.91%
Interest on Escrow (5)	244,000	0.24%

Total Sources of Funds	$103,104,000	100.00%

(1)	We currently have funds from investors for approximately $49,390,000.

(2)	We have issued a total of 194 units to our seed capital investors at a price of $5,000 per unit in our private placement in exchange for proceeds of $970,000.

(3)	We currently have entered into a definitive loan agreement with a senior lender for debt financing in the amount of $49,500,000.

(4)	We have entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent).

(5)	We earned approximately $244,000 in interest on our escrow account containing the offering proceeds prior to their release from escrow.
Estimated Use of Proceeds
     We expect the project to cost approximately $103,100,000 to complete. The following table reflects our estimate of costs and expenditures, as of the date of this report, for the ethanol plant expected to be built near Adams, Nebraska over the next 12 months. These estimates are based on discussions with Fagen, Inc., ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report.

Use of Proceeds	Amount		Percent of Total
Plant construction	$65,900,000	(1)	63.92%
Road and ditch construction costs	750,000		0.73%
Land cost	1,100,000		1.06%
Site development costs	5,278,000		5.12%
Construction contingency	3,600,000		3.50%
Construction performance bond	500,000		0.48%
Construction insurance costs	120,000		0.12%

Use of Proceeds	Amount		Percent of Total
Administrative building	400,000		0.39%
Office equipment	75,000		0.07%
Computers, Software, Network	150,000		0.15%
Rail infrastructure	3,594,750		3.49%
Rolling stock	515,000		0.50%
Fire Protection / Water Supply	3,180,000		3.08%
Water treatment system	1,500,000		1.45%
Capitalized interest	2,000,000		1.94%
Facility for Additional Grain Storage	3,000,000	(2)	2.91%
Start up costs:
Financing costs	506,250		0.49%
Organization costs	1,300,000		1.26%
Pre production period costs	1,345,000		1.30%
Inventory — working capital	3,000,000		2.91%
Inventory — corn	2,000,000		1.94%
Inventory — chemicals and ingredients	150,000		0.15%
Inventory — work in process — Ethanol	1,500,000		1.45%
Inventory — work in process — DDGS	500,000		0.48%
Inventory spare parts — process equipment	750,000		0.73%
Operating costs:
Office labor, expense and equipment	165,000		0.16%
Telephone, Internet, Postage service	25,500		0.03%
Directors Expense	30,000		0.03%
Payroll Tax	17,000		0.02%
Accounting and Legal Fees	55,000		0.05%
Insurance— D & O and Operations	70,000		0.07%
Miscellaneous	23,500		0.02%

Total	$103,100,000		100.00%

(1)	Our original Contract Price with Fagen, Inc. was approximately $65,900,000. This was increased in October, 2006, to approximately $67,500,000, based on the increase in the Construction Cost Index (“CCI”) as of October 2006 compared to our baseline index as of April 2006. Subsequent to the increase based on the CCI, the Contract Price has been increased to approximately $67,860,000 due to change orders agreed to by both Fagen, Inc. and E Energy Adams. We anticipate that our Construction Contingency will cover the increase to the Contract Price.

(2)	We may decide to defer the construction of the additional grain storage on our site until after operations have begun in the event that construction costs are higher than the amounts we have budgeted above, in an effort to keep our project costs within our anticipated budget of $103,100,000.
Quarterly Financial Results for Fiscal Quarter Ended December 31, 2006
     As of December 31, 2006, we have total assets of approximately $55,120,000 consisting primarily of cash, cash equivalents and land. We have current liabilities of approximately $5,862,000 consisting primarily of accounts payable. Total members’ equity as of December 31, 2006, was approximately $49,258,000. Since our inception, we have generated no revenue from operations. For the three months ended December 31, 2006, we had net income of approximately $117,000. For the period from inception to December 31, 2006, we had a net loss of approximately $699,000, primarily due to start-up business costs.
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
Bridge Loan
     On May 31, 2006, we entered into a Promissory Note (the “Operating Loan”) and Loan Agreement (the “Bridge Loan”) with Farm Credit Services of America, PCA establishing a credit facility for interim financing. The Bridge Loan was in the amount of $2,000,000. We used the funds to purchase the land for our plant site and we repaid the loan in full in September, 2006.
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
     The loans are secured by a first mortgage on our real estate and a lien on all of our personal property. If we prepay any portion of the construction loans prior to April 1, 2009, we will pay a prepayment charge of 3% in addition to certain surcharges. This prepayment charge will be reduced by 1.0% each year thereafter and any prepayment made on the construction loan after April 1, 2011 will not be subject to a prepayment charge.

     During the term of the loans, we are subject to certain financial loan covenants consisting of a minimum working capital, minimum debt coverage, and minimum tangible net worth. After the construction phase, we are only allowed to make annual capital expenditures up to $500,000 annually without prior approval. We are also prohibited from making distributions to our members; however, for each fiscal year commencing with the fiscal year ending 2008, we may make a distribution to our members of 40% of the net profit for such fiscal year after our lender has received audited financial statements for the fiscal year and provided no event of default or potential default exists. We may exceed 40% only if we have made the required free cash flow payment for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members.
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
Tax Increment Financing (“TIF”)
     On May 1, 2006, we entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed 10%). Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. We have also agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. We are obligated to pay all costs for the project that are in excess of the amounts paid from the tax increment financing. As of the date of this report, we are currently in negotiations with an institution to provide us with our tax increment revenue bonds. We anticipate that bonds will be issued in the aggregate amount of approximately $3,000,000 through the Village of Adams for the benefit of E Energy Adams.
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

Employees
     Prior to commencement of operations, we intend to hire approximately 36 full-time employees. Approximately eight of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.
     As of the date of this report, we have hired a Chief Executive Officer, Sam Sacco, a Plant Manager, Lance Liebergen, a Commodities Manager, Andrew Johansen and two office employees. We entered into an employment agreement with our Chief Executive Officer on November 6, 2006, which was effective as of October 30, 2006. We entered into employment agreements with our Plant Manager and Commodities Manager on December 21, 2006. The employment agreement with Lance Liebergen, our Plant Manager was effective as of December 11, 2006, and the employment agreement with Andrew Johansen was effective on January 2, 2007. One of our directors, Jack L. Alderman, is currently engaged as an independent contractor to provide project development and consulting services in exchange for cash compensation.
     The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
CEO/General Manager	1
CFO	1
Plant Manager	1
Commodities Manager	1
Grain Handling	3
Product Manager	1
Office Manager/Human Resources Manager	1
Lab Manager	1
Lab Technician	1
Accounting/Clerical	4
Plant Operators/Shift Supervisors	12
Chief Mechanical Operator/Assistants	5
Maintenance Supervisor	1
Maintenance Craftsmen	3

TOTAL	36

     The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.
Off Balance Sheet Arrangements
     We currently have no off-balance sheet arrangements.
Item 3. Controls and Procedures
     Our management, including our Chief Executive Officer (the principal executive officer), Sam Sacco, along with our Treasurer (the principal financial officer), Nicholas Cusick, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
     Our management, consisting of our Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2006, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
     We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-128902), which was declared effective on May 15, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay these officers or directors any compensation for services related to the offer or sale of the units.
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
     The following is a breakdown of units registered and units sold in the offering as of December 31, 2006:

	Aggregate price of
Amount	the amount		Aggregate price of
Registered	registered	Amount Sold	the amount sold

5,800	$58,000,000	4,939	$49,390,000

     As of December 31, 2006, our total expense related to the registration and issuance of these units was approximately $385,400, which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in August 2006. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $970,000 we raised in seed capital, after deduction of expenses were approximately $49,957,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (May 15, 2006) through our quarter ended December 31, 2006:

Plant Construction(1)	$22,669,000
Financing Costs(2)	$374,000
Real Estate Purchases and Land Improvements(3)	$1,438,000
Repayment of Indebtedness(4)	$2,000,000
Operating Expenses(5)	$1,022,000

Total	$27,503,000

(1)	This includes approximate expenses incurred as of December 31, 2006 for plant construction, rail infrastructure construction, and natural gas pipeline construction and maintenance and other miscellaneous construction costs.

(2)	We incurred approximately $374,000 in a bank commitment fee for our senior debt financing.

(3)	We have paid approximately $1,438,000 to purchase and improve the real estate for our plant site.

(4)	We incurred approximately $2,000,000 for the repayment of our bridge loan.

(5)	The Operating Expenses includes payments to directors Bill Riechers and Jack Alderman, and former director Everett Larson pursuant to consulting agreements entered into between the forgoing individuals and E Energy Adams.
     All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units, except for the payments to Bill Riechers, Jack Alderman and Everett Larson.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are incorporated by reference in this report:

Exhibit No.	Description	Method of Filing

10.6	Pipeline Construction Agreement between Natural Gas Pipeline Company of America and E Energy Adams, LLC, dated October 11, 2006	1

10.7	Design-Build Agreement between Fagen, Inc. and E Energy Adams, LLC, dated August 1, 2006	1 +

10.8	Ethanol Marketing Agreement between Aventine Renewable Energy, Inc. and E Energy Adams, LLC, dated October 9, 2006	1

Exhibit No.	Description	Method of Filing

10.9	Auger Cast Piling Agreement between McCormick Construction Company, Inc. and E Energy Adams, LLC, dated September 14, 2006	1

10.10	Pipeline Protection Agreement between Natural Gas Pipeline Company of America and E Energy Adams, LLC, dated October 5, 2006	1

10.13	BNSF Railway Company Lease of Land for Construction/Rehabilitation of Track, dated June 22, 2006	1

10.14	Employment Agreement — Commodities Manager, dated December 22, 2006	1

10.15	Employment Agreement — Plant Manager, dated December 22, 2006	1

10.19	Natural Gas Firm Transportation Rate Discount Agreement between Natural Gas Pipeling Company of America and E Energy Adams, LLC, dated November 20, 2006,	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Annual Report on Form 10-KSB, No. 333-128902, filed on December 31, 2006.

(*)	Filed herewith.

(+)	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC
Date: February 14, 2007	/s/ Sam Sacco
Sam Sacco
Chief Executive Officer (Principal Executive Officer)

Date: February 14 , 2007	/s/ Nicholas J. Cusick
Nicholas J. Cusick
Treasurer (Principal Financial and Accounting Officer)