Form 10QSB
period 2007-03-31
E ENERGY ADAMS LLC
filed 2007-05-15
CIK 1328067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2007
OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from                      to                     .
Commission file number 000-52426
E ENERGY ADAMS, LLC
(Exact name of small business issuer as specified in its charter)

Nebraska	20-2627531
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
As of April 30, 2007 there were 5,133 units outstanding.
Transitional Small Business Disclosure Format (Check one):            ☐ Yes       ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Balance Sheet

March 31,
2007
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$9,315,326
Restricted cash	1,258,457
Prepaid and other	135,952

Total current assets	10,709,735

Property and Equipment
Land	1,438,162
Computers and office equipment	80,531
Leasehold improvements	4,408
Construction in progress	45,935,255

Total property and equipment	47,458,356
Less accumulated depreciation	9,084

Net property and equipment	47,449,272

Other Assets
Investments	93,436
Debt issuance costs	373,750

Total other assets	467,186

Total Assets	$58,626,193

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Derivative instruments	$1,441,581
Accounts payable	71,220
Accrued expenses	30,835
Construction payable	8,005,922
Line of credit	1,076,000

Total current liabilities	10,625,558

Commitments and Contingencies

Members’ Equity

Member contributions, net of costs related to capital contributions, 5,133 units outstanding at March 31, 2007	49,957,383
Deficit accumulated during development stage	(1,956,748)

Total members’ equity	48,000,635

Total Liabilities and Members’ Equity	$58,626,193

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Quarter	Quarter	From Inception
	Ended	Ended	(March 25, 2005)
	March 31,	March 31,	to March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	140,671	124,936	970,862
Project coordinator	—	44,500	231,789
General and administrative	219,699	58,135	783,012

Total operating expenses	360,370	227,571	1,985,663

Operating Loss	(360,370)	(227,571)	(1,985,663)

Other Income (Expense)
Other income	—		5,000
Loss on derivative instruments	(1,259,124)	—	(1,259,124)
Interest and dividend income	368,934	2,698	1,325,805
Interest expense	(6,725)	—	(42,766)

Total other income (expense)	(896,915)	2,698	28,915

Net Loss	$(1,257,285)	$(224,873)	$(1,956,748)

Weighted Average Units Outstanding	5,133	194	1,741

Net Loss Per Unit	$(244.94)	$(1,159.14)	$(1,123.92)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$—	$—

Operating Expenses
Professional and consulting fees	291,728	202,671
Project coordinator	—	52,000
General and administrative	335,419	151,061

Total operating expenses	627,147	405,732

Operating Loss	(627,147)	(405,732)

Other Income (Expense)
Loss on derivative instruments	(1,259,124)	—
Interest and dividend income	752,246	6,926
Interest expense	(6,725)	—

Total other income (expense)	(513,603)	6,926

Net Loss	$(1,140,750)	$(398,806)

Weighted Average Units Outstanding	5,133	194

Net Loss Per Unit	$(222.24)	$(2,055.70)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended	From Inception
	March 31,	March 31,	(March 25, 2005) to
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,140,750)	$(398,806)	$(1,956,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,709	1,119	9,084
Dividend income	(145,276)	—	(145,276)
Changes in assets and liabilities
Restricted cash	(1,258,457)	—	(1,258,457)
Derivative instruments	1,441,581	—	1,441,581
Prepaid and other	96,676	(16,830)	(135,952)
Accounts payable	(34,959)	21,249	71,220
Accrued expenses	27,865	—	30,835

Net cash used in operating activities	(1,007,611)	(393,268)	(1,943,713)

Cash Flows from Investing Activities
Proceeds from dividends	52,840	—	52,840
Payments for investment	(1,000)	—	(1,000)
Payment for land options	—	(1,250)	—
Capital expenditures	(31,720,939)	(798)	(39,452,434)

Net cash used in investing activities	(31,669,099)	(2,048)	(39,400,594)

Cash Flows from Financing Activities
Debt issuance costs	—	(25,000)	(373,750)
Proceeds from line of credit	1,076,000	—	1,076,000
Member contributions	—	—	50,360,000
Costs related to capital contributions	—	(129,074)	(402,617)

Net cash provided by (used in) financing activities	1,076,000	(154,074)	50,659,633

Net Increase (Decrease) in Cash and Equivalents	(31,600,710)	(549,390)	9,315,326

Cash and Equivalents – Beginning of Period	40,916,036	737,053	—

Cash and Equivalents – End of Period	$9,315,326	$187,663	$9,315,326

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$—	$—	$36,041

Supplemental Disclosure of Noncash Investing and Financing Activities
Land options exercised for land purchased	$—	$—	$7,000

Deferred offering costs in accounts payable	$—	$44,701	$—

Investment — dividend reinvestment	$92,436	$—	$92,436

Construction in progress in construction payable	$8,005,922	$—	$8,005,922

Deferred offering costs offset against equity	$—	$—	$385,425

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. The Company was formed on March 25, 2005 to have an indefinite life. As of March 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the plant. The Company anticipates completion of the plant in fall of 2007.
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
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in other income and expense since the Company has not yet commenced operations.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales”. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133, and therefore, are not marked to market in our financial statements.
Cash flows associated with the derivative instruments are presented in the same category on the statement of cash flow as the item being hedged.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company capitalizes construction costs until the assets are placed in service, at which time depreciation will be provided over the assets estimated useful life. As of March 31, 2007, the Company had a construction and retainage payable of approximately $8,006,000.
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
2. MEMBERS’ EQUITY
As specified in the Company’s operating agreement, the Company is authorized to issue additional units as needed. The Company has one class of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Income, losses and distributions are allocated to all members based upon their respective percentage units held. A member is entitled to one vote for each member unit held.
The Company was initially capitalized by a member who contributed $400,000 for 80 membership units. Additionally, the Company was further capitalized by 25 additional members, contributing an aggregate of $570,000 for 114 units.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
The Company raised additional equity through a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective May 15, 2006. The Offering was for a minimum of 1,990 and up to 5,810 membership units for sale at $10,000 per unit. The minimum purchase requirement was two units for a minimum investment of $20,000. The offering was closed on February 23, 2007 with the issuance of 4,939 units totaling $49,390,000. The Company offset proceeds from the equity offering with offering costs of $402,617.
3. DERIVATIVE INSTRUMENTS
In order to reduce risk caused by market fluctuations, the Company hedges its anticipated corn purchases by entering into futures contracts. These contracts are used with the intention to fix the purchase price of the Company’s anticipated requirements of corn in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in earnings adjustments caused from marking these instruments to market on a monthly basis.
At March 31, 2007, the Company had recorded restricted cash of approximately $1,258,000 and a liability for derivative instruments related to corn options and future positions of approximately $1,442,000. The Company has recorded a combined loss of approximately $1,259,000, which includes a realized gain of approximately $183,000 and an unrealized loss of approximately $1,442,000.
4. BANK FINANCING
In August 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a construction term loan for $35,000,000 and a construction revolving loan of $14,500,000, which are both secured by substantially all assets. An additional revolving loan for $3,000,000 is being provided for the financing of grain inventory, receivables and margin account equity. The Company is required to make monthly interest payments for all loans at a variable rate equivalent to the three-month LIBOR short term index rate plus 3.05% during the construction period. The variable rate will be adjusted to the three month LIBOR short term index rate for any year after the first year of operations in which, at the end of the preceding year, the Company’s owners’ equity, is equal to or greater than 60%. Interest will be calculated on a 360 day basis.
In February 2007, the Company amended certain terms of its additional revolving loan, allowing the Company to begin drawing funds, as needed, beginning in February 2007, and requiring the Company to pay interest monthly until February 1, 2008, when the entire unpaid principal, plus accrued interest and any unpaid fees, costs or expenses shall be due. Prior to this amendment, the funds under this revolving loan would have been available beginning in November 2007 and due in November 2008.
In May 2007, the Company amended certain terms of its construction term loan, construction revolving loan and the additional revolving loan. The amendment temporarily limits the advances available under the construction term loan to $15,000,000 until such time that the Company receives the anticipated $3,000,000 in TIF financing as discussed in Note 5. The construction revolving loan terms were amended to allow the Company to advance funds under this loan, immediately, but the advances are limited to $3,000,000 until such time that the funds available under the construction term loan have been advanced in its entirety. The additional revolving term loan was amended to increase the amount available from $3,000,000 to $10,000,000.
Construction Term Loan
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

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
Construction Revolving Loan
The Company is required to pay interest monthly until three months after the repayment of the term loan or January 1, 2016, at which point the Company is required to make 10 quarterly installments of $1,450,000 plus interest until April 1, 2018.
Additional Revolving Loan
For the additional revolving loan, the Company is required to pay interest monthly until February 1, 2008, when the entire unpaid principal, plus accrued interest and any unpaid fees, costs or expenses shall be due. As of March 31, 2007, the outstanding balance on this line of credit is $1,076,000. If the Company prepays any portion of the construction loans prior to April 1, 2009, the Company will owe a prepayment charge of 3% in addition to certain surcharges. The prepayment charge will be reduced by 1% each year thereafter and any prepayment made on the construction loan after April 1, 2011 will not be subject to a prepayment charge.
The Company has paid approximately $374,000 in debt financing costs and is obligated to pay an annual servicing fee of $25,000. During May 2007, the Company paid $50,000 in debt financing costs for the restructuring of the additional revolving loan. Additionally, the Company will pay the lender an unused commitment fee quarterly equal to 0.5% of the average unused portion of the $14,500,000 revolving loan beginning May 8, 2007 and of the $10,000,000 revolving loan beginning February 1, 2007.
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
5. COMMITMENTS AND CONTINGENCIES
Design build agreement
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $103,100,000. The Company has signed a lump sum design-build contract with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $67,860,000. As part of the contract, the Company paid a mobilization fee of approximately $5,000,000, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 485 days from the date construction began. However, the total amount paid for the early completion bonus shall not exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of March 31, 2007, the Company has incurred approximately $39,940,000 for these services with approximately $7,828,000 included in construction and retainage payable.
Construction contracts
In March 2007, the Company entered into an agreement with an unrelated party for the construction of a spur track for approximately $3,516,000. The Company will make monthly progress payments until substantial completion at which time all remaining amounts will be due.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
In March 2007, the Company entered into an agreement with an unrelated contractor for the construction of storage silos with fill and unload equipment for approximately $2,547,000. The Company was required to make a down payment of approximately $255,000 at the time the agreement was executed and will make progressive monthly payments thereafter. Work is anticipated to begin April 2007, with substantial completion expected in September 2007.
Financing Contracts and Grants
In May 2006, the Company entered into a redevelopment contract with the Village of Adams for the redevelopment of the ethanol plant site. The Village will issue some form of tax increment financing (TIF) to assist the Company in the costs of redeveloping the site. The maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed ten percent). The Company expects to receive approximately $3,000,000 in TIF financing. Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. The Company is obligated to reimburse Gage County up to $1,000,000 for the redevelopment of certain county road near the plant site. As of March 31, 2007, the Company has incurred approximately $384,000 under this contract.
In January 2007, the Company entered into an agreement to engage an unrelated party as the exclusive placement agent relative to a tax increment financing proposal. The Company anticipates the direct placement of debt of approximately $4,000,000 — $5,000,000 in the form of bonds. The Company paid a non-refundable retainer of $5,000 when the agreement was executed and will pay an amount equal to 2% of the total bonds financed at closing.
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
1.
The Company must create at least 26 new permanent jobs on a full-time basis at our facility in Adams, Nebraska within 18 months from September 1, 2006, and 51% or more of all these jobs must be held by or at least made available to low-to-moderate income persons;

2.	The Company must maintain the 26 jobs for 12 months from the date of hire for each respective job; and

3.	The Company must pay all of our employees a minimum hourly rate of $9.50 per hour, and provide all employees with an appropriate employee benefits package.
Utility Contracts
In March 2007, the Company entered into an agreement with an unrelated party for specialty water treatment chemicals, engineering services, environmental support services, and plant start up assistance. The Company will pay approximately $8,400 per month for these services, commencing September 18, 2007 and lasting for a period of three years. The maximum annual cost for chemicals is approximately $111,000. Either party may terminate the agreement by providing a 30 day advance written notice.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
March 31, 2007
Marketing Agreement
In March 2007, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of distiller’s dried grains with solubles (DDGS), wet distillers grains (WDG), and solubles the Company is expected to produce. The Company will receive payment for the products sold based on a percentage (98% for DDGS, 96% for WDG, but not at a price of less than $1.50/ton for DDGS and WDG, and a $2.00/ton fee for solubles) of the actual sales price as defined in the agreement. The initial term is for one year commencing as of the start up of production and will continue until terminated by either party providing a 90 day advance written notice.
Corn Contracts
At March 31, 2007, the Company had forward corn purchase contracts for delivery through January 2009 for a total commitment of approximately $1,082,000. Of the total corn purchase contracts, approximately less than 5% are with members of the Company.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 2. Management’s Discussion and Analysis and Plan of Operations.
Forward Looking Statements
This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Construction delays and technical difficulties in constructing the plant;

•	Availability of sufficient capital to construct the plant and begin operations;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in our business strategy, capital improvements or development plans;

•	The loss of any license or permit;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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

Overview
E Energy Adams, LLC is a development-stage Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon dry mill corn-based ethanol plant near Adams, Nebraska. References to “we,” “us,” “our” and the “Company” refer to E Energy Adams, LLC. We are in the process of constructing the plant and have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant to process approximately 20.4 million bushels of corn per year and use as much as 1,870,000 Million British Thermal Units (“MMBtu”) of natural gas per year to produce approximately 55 million gallons of fuel grade ethanol and 186,000 tons of distillers grains for animal feed each year. We expect to market all of the ethanol and distillers grains the plant produces. We expect to complete construction of our plant on our 172 acre site in fall of 2007. As of April 30, 2007, we estimate that construction of our plant is 46% complete, based on the costs we have incurred for construction as of April 30, 2007.
Our current estimated total project cost is $103,100,000, and we are currently on budget to meet our total project cost. We are financing the development and construction of the ethanol plant with a combination of equity and debt. We have raised equity in our public offering registered with the Securities and Exchange Commission and as of our fiscal quarter ended on March 31, 2007, we have issued 4,939 units and received $49,390,000 in offering proceeds. Until we received offering proceeds, our development activities were funded with our seed capital equity of $970,000. Effective February 23, 2007, we formally closed the registered public offering, and are no longer seeking subscriptions from potential investors. On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of the plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into a $3,000,000 line of credit, which has been increased to a $10,000,000 line of credit as of May 9, 2007. In addition, we expect to receive Tax Increment Financing of approximately $3,000,000 and we had earned approximately $244,000 in interest on our offering proceeds that were contained in our escrow account prior to their release from escrow on August 11, 2006. Taken together, our current sources of capital total $113,104,000. Therefore, based on our current total project cost estimate of $103,100,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
We have entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to design and build a 50 million gallon per year dry grind ethanol production facility on our plant site located near the village of Adams, and we have engaged Aventine Renewable Energy, Inc. to market our ethanol and Commodity Specialist Company (“CSC”) to market our distillers grains.
As of the date of this report, we have obtained all of our necessary environmental permits to construct our plant from the Nebraska Department of Environmental Quality (NDEQ). We will need to obtain additional permits prior to the start up of operations. We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational. Since we have not yet become operational, we do not yet have comparable income, production or sales data.
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months (as measured from the date of this report) focused on project development, plant construction, hiring of our remaining necessary employees, and preparing for start-up operations. We also plan to negotiate and execute final contracts concerning the provision of natural gas and other power sources. We also plan to continue to negotiate agreements for the procurement of corn. We expect construction of our plant to be complete in the next 6-9 months, with production beginning in fall 2007.
Due to our successful completion of the registered offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including, but not limited to staffing, site development, utilities, construction and equipment acquisition, office costs, audit, legal, compliance and staff training. In the event that we do not have sufficient cash from our registered offering and debt financing, we may seek additional equity, debt or a combination of both. We estimate that it will cost approximately $103,100,000 to complete the project.

Project Capitalization
Seed Capital Offering
During the time period beginning with E Energy Adams’ formation on March 25, 2005 and ending on May 31, 2005, we raised $970,000 in seed capital through a private placement. We issued a total of 194 units to our seed capital investors at a price of $5,000 per unit.
Registered Offering
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on May 15, 2006. We also registered the units with the state securities authorities in Nebraska, Iowa, South Dakota, Kansas, Missouri, Wisconsin and Florida. We offered a minimum of 1,990 and a maximum of 5,810 units for total proceeds of a minimum of $19,900,000 and a maximum of $58,100,000. We planned to secure the balance needed to construct the plant through federal, state and local grants and debt financing. As of September 30, 2006, we had issued 4,939 units in the registered offering and have received offering proceeds in the amount of $49,390,000. Effective February 23, 2007, we formally closed the offering, and we are no longer actively seeking subscriptions.
Bridge Loan
On May 31, 2006, we entered into a Promissory Note (the “Operating Loan”) and Loan Agreement (the “Bridge Loan”) with Farm Credit Services of America, PCA establishing a credit facility for interim financing. The Bridge Loan was in the amount of $2,000,000. We used the funds to purchase the land for our plant site and we repaid the loan in full in September, 2006.
Senior Debt Financing
On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of a 50 million gallon per year dry mill ethanol plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. The Credit Agreement also included a $3,000,000 line of credit. On May 8, 2007, we entered into a Second Amendment to the Credit Agreement, amending the Credit Agreement, dated August 25, 2006. Under the Second Amendment to the Credit Agreement, our limit of advances for the term loan is $15,000,000 until we have received additional equity capital of $3,000,000 through the sale of Tax Increment Revenue Bonds. Our advance limit under the revolving loan has been amended to $3,000,000 until the term loan has been advanced to its entirety. The $3,000,000 line of credit has been increased to $10,000,000, with advances available until February 1, 2008. Upon execution of the Second Amendment to the Credit Agreement we will pay Farm Credit Services $50,000 for the re-structuring of the line of credit.
We are obligated to repay the term construction loan in 29 equal, consecutive, quarterly installments of $1,237,500 plus accrued interest commencing on the first of the month which is six months following substantial completion of our ethanol plant, but no later than April 1, 2008, and the last installment due no later than October 1, 2015. On the earlier of January 1, 2016 or three months following repayment of the term loan we will begin repayment on the revolving term loan in ten equal, consecutive, quarterly principal installments of $1,450,000 plus accrued interest with the last installment due by April 1, 2018. Under the Second Amendment to Credit Agreement, we are obligated to repay the line of credit plus accrued interest, unpaid fees, costs or expenses by February 1, 2008. During the term of the construction loan, we are required to make special principal payments in an annual amount equal to 65% of our excess cash flow for each year, not to exceed $2,000,000 in any fiscal year and the aggregate total of those payments will not exceed $8,000,000.
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
Tax Increment Financing (“TIF”)
On May 1, 2006, we entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site. Currently, the maximum amount of TIF real estate valuation will be $20,000,000 with interest to be determined by the Company (but not to exceed 10%). However, we are currently in negotiations to amend the Redevelopment Contract with the Village of Adams to allow for an increase in the assessed valuation of the real estate, which will translate into an increase in the amount of TIF loan proceeds to E Energy Adams. Payments are to be made semi-annually with interest only until 2009 and will mature December 31, 2021. We have also agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. In January 2007, we entered into an agreement with Smith Hayes as the exclusive placement agent for this TIF proposal. We expect the current agreement with Smith Hayes to result in an increase in the amount of TIF loan proceeds to us if we are successful in amending the Redevelopment Contract with the Village of Adams to allow for an increase in the assessed valuation of the real estate. Thus, we expect that bonds will be issued in the aggregate amount of approximately $4,000,000 through the Village of Adams for the benefit of E Energy Adams. We paid a non-refundable retainer of $5,000 when we executed the agreement with Smith Hayes and we will pay an amount equal to 2% of the total bonds financed at closing.
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

Plant Construction and Project Development Activities
Plant construction is progressing on schedule with no significant deviation from our original construction timetable to date. We anticipate completion of plant construction during fall 2007. As of April 30, 2007, we estimate that plant construction is approximately 46% complete, based on the costs we have incurred for construction.
On August 4, 2006, we entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to establish a 50 million gallon per year dry mill ethanol production facility on our plant site located near the Village of Adams, Nebraska. Pursuant to the Lump Sum Design-Build Agreement, the effective date is August 1, 2006. The final Contract Price was set at $67,500,000, based an increase in the Construction Cost Index (“CCI”). Subsequent to the increase in Contract Price due to the CCI, the final Contract Price increased to approximately $67,860,000 due to change orders agreed to by both Fagen, Inc. and E Energy Adams. The Contract Price with Fagen, Inc. is subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. As part of the contract, we have paid a mobilization fee of $5,000,000. Fagen, Inc. will design and build the plant using ICM, Inc., technology. We currently expect the construction to be completed in fall of 2007; however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by fall 2007.
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
On March 23, 2007, we entered into an agreement for the construction of our spur track with Kelly-Hill Company, attached hereto as Exhibit 10.20. The project was designed by Antioch International, Inc. The cost of this construction is approximately $3,516,000. We will make monthly progress payments on the basis of Kelly-Hill’s monthly applications for payment. This construction will provide our plant with access to and from the BNSF Railroad main line, which will allow for the transport of our corn for the plant, as well as for the transport of our ethanol and distiller’s grains.
Marketing and Natural Gas Agreements
We have entered into an ethanol marketing agreement with Aventine Renewable Energy, Inc., an unrelated party, for the marketing, sale and delivery of most of the ethanol produced by E Energy Adams, LLC. Under this agreement, we have the flexibility to market 10% of our ethanol ourselves to local markets. The initial term of the agreement with Aventine will run for three years from the date of entering into the agreement. After that, it will automatically renew for successive one year terms, unless terminated by either Party with at least one year written notice prior to such expiration date, or for breach of terms.
We have entered into a distiller’s grain marketing agreement with Commodity Specialist Company, wherein Commodity Specialist Company agrees to buy, and we agree to sell, the entire bulk feed grade DDGS, WDG and Solubles output from our plant. The term of this agreement is for one year commencing as of completion and start-up of production of the plant, which start-up date is anticipated to be September 1, 2007.
We have also entered into an agreement with Natural Gas Pipeline Company of America for the transportation of natural gas to our plant. Natural Gas Pipeline Company of America will transport the natural gas at an agreed upon rate ranging from $3.0417 to $3.1177 per Dth/month, for up to 4,400 Dth/day, as specified in the agreement. Our service will begin in September of 2007 and will continue for ten years thereafter.

Permitting and Regulatory Activities
We are subject to extensive air, water and other environmental regulations and we will need to construct and operate our plant in accordance with a number of environmental permits. As of the date of this report, we have obtained all of the necessary environmental permits to construct our plant from the NDEQ. We will be required to obtain additional permits prior to start-up of our operations. We engaged ICM, Inc. to coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. We retained Olsson Associates to obtain our National Pollutant Discharge Elimination System (“NPDES”) permits.
Even though we have received all required permits from the State of Nebraska to construct our ethanol plant, we will be required to obtain additional operational permits as we approach substantial completion of our plant. We may also be subject to regulatory oversight from the EPA. Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with the construction and operation of the proposed plant. Nebraska is authorized to enforce the EPA’s federal emissions program. However, the EPA does retain authority to take action if it decides that Nebraska is not correctly enforcing its emissions program. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Consequently, even though we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.
Environmental Permits Obtained as of the Date of this Report
•	Minor construction permit for air emissions
•	State Archeological and Endangered Species Research and approval from the United States Department of Interior, Fish and Wildlife Service
•	Above Ground Storage Tank Permit
•	Waste Water National Pollutant Discharge Elimination System Permits (NPDES Permit)
Environmental Permits and Plans to be in Place Prior to the Start of Operations
•	Industrial Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)
•	Spill Prevention, Control, and Countermeasures Plan
•	Risk Management Plan
•	Alcohol Fuel Producer’s Permit
There are a number of additional environmental standards which may effect the construction and operation of the plant going forward. The Prevention of Significant Deterioration (“PSD”) regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs. The plant will also be subject to New Source Performance Standards for both the plant’s distillation processes and the storage of volatile organic compounds used in the denaturing process. These duties include initial notification, emissions limits, compliance, monitoring requirements, and record keeping requirements. Even if we receive all Nebraska environmental permits for our plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Nebraska’s environmental administrators. Nebraska or EPA rules and regulations are subject to change, and any such changes may result in greater regulatory burdens.

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
The total domestic production of ethanol is at an all time high. According to the Renewable Fuels Association, as of April 25, 2007, there are 116 operational ethanol plants nationwide that have the capacity to produce approximately 5.91 billion gallons annually. In addition, there are 81 ethanol plants and 8 expansions under construction, which when operational are expected to produce approximately another 6.6 billion gallons of ethanol annually. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational.
The U.S. Senate passed the Energy Policy Act of 2005 on July 29, 2005, following approval of the bill by the U.S. House of Representatives on July 28, 2005. President George W. Bush signed the bill into law on August 8, 2005. The Energy Policy Act of 2005 includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. It created of a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. The RFS has encouraged new production and is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of current plants, we believe current price levels are subject to downward pressure. In addition, because the RFS begins at 4 billion gallons in 2006 and national production exceeded this amount, there could be a short-term oversupply. This could have an adverse effect on our future earnings.
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

On January 4, 2007, the BioFuels Security Act legislation, known as Senate bill 23, sponsored by Tom Harkin and Richard Lugar, among others, was reintroduced during the 110th Congress. The legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. Other provisions would require additional E85 pumps at branded gasoline stations, increased use of alternative fuels in the federal fleet and an increase in the percentage of flex fuel vehicles produced. The Senate bill has been referred to the Senate Commerce Committee and the corresponding bill in the House of Representatives (H.R. 559) has been referred to the committees on Energy and Commerce, Oversight and Government Reform and the Judiciary Committee. A similar piece of legislation passed the Senate Committee on Energy and Natural Resources on May 2, 2007. This legislation would increase the RFS to 36 billion gallons of renewable fuels to be used by 2022. Beginning in 2016, the legislation would also require that a growing percentage of the RFS requirement be met with cellulosic ethanol, resulting in at least 21 billion gallons of cellulosic ethanol usage by 2022, and also would place a limit on the amount of corn-based ethanol that can be counted towards the RFS requirement to no more than 15 billion gallons per year. These pieces of legislation have not been signed into law, and there is no certainty that they will be passed. In addition, there is no certainty that these pieces of legislation, if passed, would provide any benefit to us or to the industry as a whole.
Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably. Reduction or elimination of tariffs on imported ethanol into our country could have a significant effect on our business.
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
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. As of April 10, 2007, the United States Department of Agriculture has estimated the 2006 corn crop at approximately 10.5 billion bushels, the third largest corn crop on record. Despite the large 2006 corn crop, corn prices have increased sharply since August 2006 and we expect corn prices to remain at historically high price levels well into 2007. The rise in corn prices has motivated farmers to plant additional acres of corn in 2007, which has helped to offset the upward pressure on the price of corn. However, those acres of corn have not yet been planted and actual corn production is contingent upon many factors over which we have little control. Current market trends show that U.S. corn prices are currently averaging about $3.50 per bushel.
Generally, higher corn prices will produce lower profit margins. Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. The price at which we will purchase corn will depend on prevailing market prices. There is no assurance that a shortage will not develop, particularly with other area ethanol plants competing for corn, an extended drought or other production problems. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, we are building additional grain storage silos on our site, which will enable us to increase the percentage of corn purchased directly from local producers rather than purchasing through the commercial industry. This will lower our costs for corn procurement and we also expect that our usage of local producer corn will yield more gallons of ethanol per bushel due to fewer quality concerns with producer corn.

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
Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth our current sources of funds to capitalize the construction and start-up of operations of the ethanol plant to be located near Adams, Nebraska.

Sources of
Funds		Percent
Offering Proceeds (1)	$49,390,000	43.67%
Seed Capital Proceeds (2)	$970,000	0.86%
Senior Debt Financing (3)	$49,500,000	43.76%
Revolving Line of Credit (4)	$10,000,000	8.84%
Estimated Tax Increment Financing (5)	$3,000,000	2.65%
Interest on Escrow (6)	244,000	0.22%

Total Sources of Funds	$113,104,000	100.00%

(1)	We currently have funds from investors for approximately $49,390,000.

(2)	We have issued a total of 194 units to our seed capital investors at a price of $5,000 per unit in our private placement in exchange for proceeds of $970,000.

(3)	We currently have entered into a definitive loan agreement with a senior lender for debt financing in the amount of $49,500,000.

(4)	In addition to our debt financing of $49,500,000, we also have a $10,000,000 revolving line of credit with our senior lender.

(5)
We have entered into a Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village will issue some form of TIF indebtedness to assist the Company in the costs of redeveloping the site.

(6)	We earned approximately $244,000 in interest on our escrow account containing the offering proceeds prior to their release from escrow.
Estimated Use of Proceeds
We expect the project to cost approximately $103,100,000 to complete. The following table reflects our estimate of costs and expenditures, as of the date of this report, for the ethanol plant we are building near Adams, Nebraska. These estimates are based on discussions with Fagen, Inc., ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report. As the project progresses, any material changes will be reflected in a new budget.

Use of Proceeds	Amount		Percent of Total
Plant construction	$65,900,000	(1)	63.92%
Road and ditch construction costs	750,000		0.73%
Land cost	1,100,000		1.06%
Site development costs	5,278,000		5.12%
Construction contingency	3,600,000		3.50%
Construction performance bond	500,000		0.48%
Construction insurance costs	120,000		0.12%
Administrative building	400,000		0.39%
Office equipment	75,000		0.07%
Computers, Software, Network	150,000		0.15%
Rail infrastructure	3,594,750		3.49%
Rolling stock	515,000		0.50%
Fire Protection / Water Supply	3,180,000		3.08%
Water treatment system	1,500,000		1.45%
Capitalized interest	2,000,000		1.94%
Facility for Additional Grain Storage	3,000,000		2.91%
Start up costs:
Financing costs	506,250		0.49%
Organization costs	1,300,000		1.26%
Pre production period costs	1,345,000		1.30%
Inventory – working capital	3,000,000		2.91%
Inventory – corn	2,000,000		1.94%
Inventory – chemicals and ingredients	150,000		0.15%

Use of Proceeds	Amount	Percent of Total
Inventory – work in process — Ethanol	1,500,000	1.45%
Inventory – work in process — DDGS	500,000	0.48%
Inventory spare parts – process equipment	750,000	0.73%
Operating costs:
Office labor, expense and equipment	165,000	0.16%
Telephone, Internet, Postage service	25,500	0.03%
Directors Expense	30,000	0.03%
Payroll Tax	17,000	0.02%
Accounting and Legal Fees	55,000	0.05%
Insurance– D & O and Operations	70,000	0.07%
Miscellaneous	23,500	0.02%

Total	$103,100,000	100.00%

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

Quarterly Financial Results for Fiscal Quarter Ended March 31, 2007
As of March 31, 2007, we have total assets of approximately $58,626,000 consisting primarily of cash, cash equivalents, land and construction in progress. We have current liabilities of approximately $10,626,000 consisting primarily of accounts payable. Total members’ equity as of March 31, 2007, was approximately $48,000,000. Since our inception, we have generated no revenue from operations. For the three months ended March 31, 2007, we had a net loss of approximately $1,257,000. For the period from inception to March 31, 2007, we had a net loss of approximately $1,957,000, primarily due to start-up business costs.
Employees
Prior to commencement of operations, we intend to hire approximately 40 full-time employees. Approximately fifteen of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

# Full-Time
Position	Personnel
CEO	1
CFO	1
Plant Manager	1
Commodities Manager	1
Production Manager	1
EHS Manager	1
Human Resource Manager	1
Purchasing Agent/Planner Scheduler	1
Accounting/Clerical	4
Lab Manager	1
Lab Technician	1
Maintenance Manager	1
Maintenance Technicians	3
Material Handlers	3
Commodity Department Staff	3
Plant Operators/Shift Supervisors	16
TOTAL	40
The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position. As of the date of this report, we have hired nine employees, including our CEO, CFO, Human Resources Manager, Plant Manager, Commodities Manager, Production Manager, Commodity Originator, and two accounting staff personnel. We entered into an Employment Agreement on March 19, 2007, to hire Mr. Larry Brees for the position of Chief Financial Officer (“CFO”). We also entered into an Employment Agreement on April 16, 2007 to hire Mr. Carl Sitzmann for the position of Chief Executive Officer (“CEO”).
Off Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.
Item 3. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Carl D. Sitzmann, along with our Chief Financial Officer, Larry G. Brees, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-128902), which was declared effective on May 15, 2006. We commenced our initial public offering of our units shortly thereafter. Certain of our officers and directors offered and sold the units on a best efforts basis without the assistance of an underwriter. We did not pay these officers or directors any compensation for services related to the offer or sale of the units.
We registered a total of 5,810 units at $10,000 per unit for an aggregate maximum gross offering price of $58,100,000. As of the date of this report, we have issued 4,939 units, for an aggregate amount of $49,390,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. Except for transfers in limited circumstances, such as a transfer made without consideration to or in trust for an investor’s descendants or spouse or involuntary transfers by operation of law, members will not be able to transfers their units prior to the time that our ethanol plant is substantially operational. Once we begin substantial operations, transfers will still be subject to approval by our board and must be made in compliance with applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company. Pursuant to our prospectus, all subscription payments from the offering were deposited in an escrow account. On August 11, 2006, we met the conditions to breaking escrow and received our offering proceeds at that time. We closed the offering on February 23, 2007.
The following is a breakdown of units registered and units sold in the offering as of March 31, 2007:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold
5,800	$58,000,000	4,939	$49,390,000

Our total expense related to the registration and issuance of these units was approximately $402,600, which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in August 2006. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $970,000 we raised in seed capital, after deduction of expenses were approximately $49,957,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (May 15, 2006) through our quarter ended March 31, 2007:

Plant Construction(1)	$36,014,000
Financing Costs(2)	$374,000
Real Estate Purchases and Land Improvements(3)	$1,438,000
Repayment of Indebtedness(4)	$2,000,000
Other Expenses(5)	$816,000

Total	$40,642,000

(1)
This includes approximate expenses incurred as of December 31, 2006 for plant construction, rail infrastructure construction, and natural gas pipeline construction and maintenance and other miscellaneous equipment and construction costs.

(2)	We incurred approximately $374,000 in a bank commitment fee for our senior debt financing.

(3)	We have paid approximately $1,438,000 to purchase and improve the real estate for our plant site.

(4)	We incurred approximately $2,000,000 for the repayment of our bridge loan.

(5)
This includes payments to directors Bill Riechers and Jack Alderman, and former director Everett Larson pursuant to consulting agreements entered into between the forgoing individuals and E Energy Adams.

All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or unit holders owning 10% or more of our units, except for the payments to Bill Riechers, Jack Alderman and Everett Larson.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are incorporated by reference in this report:

Exhibit		Method of
No.	Description	Filing
10.20	Spur Track Construction Agreement between Kelly Hill and E Energy Adams, LLC, dated March 23, 2007	*

10.24	Second Amendment to Credit Agreement between Farm Credit Services of America and E Energy Adams, LLC, dated March 8, 2007.	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC
Date: May 15, 2007	/s/ Carl D. Sitzmann
Carl D. Sitzmann
Chief Executive Officer

Date: May 15, 2007	/s/ Larry G. Brees
Larry G. Brees
Chief Financial Officer