Form 10QSB
period 2007-06-30
E ENERGY ADAMS LLC
filed 2007-08-14
CIK 1328067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2007
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
As of July 31, 2007 there were 5,133 units outstanding.
Transitional Small Business Disclosure Format (Check one):   ☐ Yes   ☑ No

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.
E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Balance Sheet

June 30,
2007
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$4,131,118
Restricted cash	2,709,532
Prepaid and other	89,928

Total current assets	6,930,578

Property and Equipment
Land	1,438,162
Computers and office equipment	122,693
Leasehold improvements	4,408
Construction in progress	67,174,675

Total property and equipment	68,739,938
Less accumulated depreciation	13,735

Net property and equipment	68,726,203

Other Assets
Restricted cash	592,499
Investments	93,436
Debt issuance costs, net of amortization	574,437

Total other assets	1,260,372

Total Assets	$76,917,153

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$1,237,500
Derivative instruments	1,682,512
Accounts payable	45,785
Accrued expenses	93,778
Construction and retainage payable	2,509,027
Construction and retainage payable — related party	8,465,826
Line of credit	2,129,000

Total current liabilities	16,163,428

Long-Term Debt, less current maturities	13,397,500

Commitments and Contingencies

Members’ Equity

Member contributions, net of issuance costs related to capital contributions, 5,133 units outstanding	49,957,383
Deficit accumulated during development stage	(2,601,158)

Total members’ equity	47,356,225

Total Liabilities and Members’ Equity	$76,917,153

Notes to Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Quarter	Quarter
	Ended	Ended
	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional and consulting fees	53,900	180,687
Project coordinator	—	24,585
General and administrative	359,993	96,894

Total operating expenses	413,893	302,166

Operating Loss	(413,893)	(302,166)

Other Income (Expense)
Other income	1,600	—
Loss on derivative instruments	(287,404)	—
Interest income	55,287	2,998
Interest expense	—	(30,082)

Total other expense	(230,517)	(27,084)

Net Loss	$(644,410)	$(329,250)

Weighted Average Units Outstanding	5,133	194

Net Loss Per Unit	$(126)	$(1,697)

Notes to Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Statement of Operations

	Nine Months	Nine Months	From Inception
	Ended	Ended	(March 25, 2005)
	June 30,	June 30,	to June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	345,628	383,358	1,026,240
Project coordinator	—	76,585	231,789
General and administrative	695,412	247,955	1,141,527

Total operating expenses	1,041,040	707,898	2,399,556

Operating Loss	(1,041,040)	(707,898)	(2,399,556)

Other Income (Expense)
Other income	146,876	—	151,876
Loss on derivative instruments	(1,546,528)	—	(1,546,528)
Interest income	662,257	9,924	1,235,816
Interest expense	(6,725)	(30,082)	(42,766)

Total other expense	(744,120)	(20,158)	(201,602)

Net Loss	$(1,785,160)	$(728,056)	$(2,601,158)

Weighted Average Units Outstanding	5,133	194	2,114

Net Loss Per Unit	$(348)	$(3,753)	$(1,230)

Notes to Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Condensed Statement of Cash Flows

	Nine Months	Nine Months	From Inception
	Ended	Ended	(March 25, 2005)
	June 30,	June 30,	to June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(1,785,160)	$(728,056)	$(2,601,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,360	1,898	13,735
Gain on investment	(92,436)	—	(92,436)
Changes in assets and liabilities
Restricted cash	(3,302,031)	—	(3,302,031)
Derivative instruments	1,682,512	—	1,682,512
Prepaid and other	142,700	(14,292)	(89,928)
Accounts payable	(60,394)	3,945	45,785
Accrued expenses	90,808	19,803	93,778

Net cash used in operating activities	(3,313,641)	(716,702)	(4,249,743)

Cash Flows from Investing Activities
Payments for investment	(1,000)	—	(1,000)
Capital expenditures	(50,033,590)	(1,057,404)	(57,765,085)

Net cash used in investing activities	(50,034,590)	(1,057,404)	(57,766,085)

Cash Flows from Financing Activities
Debt issuance costs	(200,687)	(27,500)	(574,437)
Proceeds from bridge loan	—	2,000,000	—
Proceeds from line of credit	2,129,000	—	2,129,000
Proceeds from TIF financing	5,035,000	—	5,035,000
Proceeds from construction loan	9,600,000	—	9,600,000
Member contributions	—	—	50,360,000
Costs related to capital contributions	—	(261,107)	(402,617)

Net cash provided by financing activities	16,563,313	1,711,393	66,146,946

Net Increase (Decrease) in Cash and Equivalents	(36,784,918)	(62,713)	4,131,118

Cash and Equivalents – Beginning of Period	40,916,036	737,053	—

Cash and Equivalents – End of Period	$4,131,118	$674,340	$4,131,118

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$—	$15,288	$36,041
Capitalized interest	31,560	—	31,560

Total	$31,560	$15,288	$67,601

Supplemental Disclosure of Noncash Investing and Financing Activities

Land options exercised for land purchased	$—	$7,000	$7,000

Deferred offering costs in accounts payable	$—	$39,377	$—

Construction in progress in construction payable	$10,974,853	$—	$10,974,853

Deferred offering costs offset against equity	$—	$—	$402,617

Notes to Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007
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
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. The Company was formed on March 25, 2005 to have an indefinite life. As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of the plant. The Company anticipates completion of the plant in fall of 2007.
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
Cash and Equivalents
The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
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
June 30, 2007
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
The Company capitalizes construction costs until the assets are placed in service, at which time depreciation will be provided over the assets estimated useful life. As of June 30, 2007, the Company had a construction and retainage payable of approximately $10,975,000.
Debt Issuance Costs
Debt issuance costs are being amortized over the term of the related debt by use of the effective interest method.
Fair Value of Financial Instruments
The carrying value of cash and equivalents, derivative instruments and construction and retainage payables approximate fair value.
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

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007
The Company raised additional equity through a Form SB-2 Registration Statement with the Securities and Exchange Commission (SEC), which was declared effective May 15, 2006. The Offering was for a minimum of 1,990 and up to 5,810 membership units for sale at $10,000 per unit. The minimum purchase requirement was two units for a minimum investment of $20,000. The offering was closed on February 23, 2007 with the issuance of 4,939 units totaling $49,390,000. The Company offset proceeds from the equity offering with offering costs of approximately $402,600.
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
At June 30, 2007, the Company had recorded restricted cash, related to derivative instruments, of approximately $2,285,000 and a corresponding liability related to corn options and future positions of approximately $1,683,000. The Company has recorded a combined loss of approximately $1,547,000, which includes a realized gain of approximately $136,000 and an unrealized loss of approximately $1,683,000.
4. BANK FINANCING
In August 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a construction term loan for $35,000,000 and a construction revolving loan of $14,500,000, which are both secured by substantially all assets. An additional revolving loan for $3,000,000 is being provided for the financing of grain inventory, receivables and margin account equity. The Company is required to make monthly interest payments for all loans at a variable rate equivalent to the three-month LIBOR short term index rate plus 3.05% during the construction period. The variable rate will be adjusted to the three month London Inter-Bank Offer Rate (LIBOR) for any year after the first year of operations in which, at the end of the preceding year, the Company’s owners’ equity, is equal to or greater than 60%. Interest will be calculated on a 360 day basis.
In February 2007, the Company amended certain terms of its additional revolving loan, allowing the Company to begin drawing funds, as needed, beginning in February 2007, and requiring the Company to pay interest monthly until February 1, 2008, when the entire unpaid principal, plus accrued interest and any unpaid fees, costs or expenses shall be due. Prior to this amendment, the funds under this revolving loan would have been available beginning in November 2007, and due in November 2008.
In May 2007, the Company amended certain terms of its construction term loan, construction revolving loan and the additional revolving loan. The amendment temporarily limited the advances available under the construction term loan to $15,000,000 until the Company received the tax increment financing (TIF) as discussed below. The construction revolving loan terms were amended to allow the Company to advance funds under this loan, immediately, but the advances are limited to $3,000,000 until such time that the funds available under the construction term loan have been advanced in its entirety. The additional revolving term loan was amended to increase the amount available from $3,000,000 to $10,000,000.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007
Long-term debt consists of the following at June 30, 2007:

Term note payable to lending institution, see terms below	$9,600,000

Tax increment financing, see terms below	5,035,000

Totals	14,635,000
Less amounts due within one year	(1,237,500)

Net long-term debt	$13,397,500

The estimated maturities of long-term debt at June 30, 2007 are as follows:

2008	$1,237,500
2009	5,045,000
2010	3,617,500
2011	225,000
2012	245,000
After 2013	4,265,000

Total long-term debt	$14,635,000

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
Additional Revolving Loan
For the additional revolving loan, the Company is required to pay interest monthly until February 1, 2008, when the entire unpaid principal, plus accrued interest and any unpaid fees, costs or expenses shall be due. As of June 30, 2007, the outstanding balance on the line of credit is $2,129,000. If the Company prepays any portion of the construction loans prior to April 1, 2009, the Company will owe a prepayment charge of 3% in addition to certain surcharges. The prepayment charge will be reduced by 1% each year thereafter and any prepayment made on the construction loan after April 1, 2011 will not be subject to a prepayment charge.
The Company has paid approximately $424,000 in debt financing costs and is obligated to pay an annual servicing fee of $25,000. Additionally, the Company will pay the lender an unused commitment fee quarterly equal to 0.5% of the average unused portion of the $14,500,000 revolving loan beginning May 8, 2007 and of the $10,000,000 revolving loan beginning February 1, 2007.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007
Covenants
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
Tax Increment Financing (TIF)
In May 2007 the Company entered into a redevelopment contract with the Community Development Agency of the Village of Adams, Nebraska, (“Authority”), for the redevelopment of the ethanol plant site. Pursuant to the contract, the Authority will provide a grant to the Company to reimburse the Company for certain expenditures which are payable from proceeds of the TIF indebtedness. The loan proceeds are to be used for “Project costs” as defined in the agreement, for the establishment of special funds held by the bond trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs. The approximate amounts of the uses of the loan proceeds are as follows: available for Project costs $3,865,000; Capitalized Interest Fund $514,000; Debt Service Reserve Fund $503,000; and debt issuance costs $153,000. This loan bears interest at 9.15%, until the reset date of June 1, 2014, at which time the interest rate will be determined based on the U.S. Treasury Constant Maturity Index average for the prior month, plus 398 bps, not to exceed 10.0% or fall below 7.5%. The loans are secured by and payable from the grant and assignment of the Series A and Series B Notes, pledged revenues, consisting of pledged tax increment revenues, payment in lieu of taxes (PILOT) payments, and liquidated damages amount and amounts on deposit.
The Company may not convey, assign, or transfer the Project prior to the expiration of the 15 year period without the prior written consent of the Authority. If the Company were to default on the Contract under circumstances construed to be within the Company’s control, liquidated damages plus interest could be charged against the Company.
The Company will be assessed taxes on the value of the Project (“Tax Increment Revenues”) which will be paid by the Company to a special debt service fund and then used to pay the payments required on the loans. The Company has guaranteed that if such assessed Tax Increment Revenues are not sufficient for the required bond payments, the Company will provide such funds as are needed to fund the shortfall.
The loan matures in semi-annual increments commencing June 1, 2009. The semi-annual increments commence at $95,000 and increase to $730,000, with a final maturity of December 1, 2021. Interest on the loans is payable semi-annually on June 1 and December 1, commencing on December 1, 2007.
In connection with the bond issuance, the Authority also authorized a Series 2007B Note to the Company under which additional funding to the Company is contingently committed. Under the terms of the agreement the Authority may provide additional funding to the Company up to $2,500,000 to reimburse the Company for Project costs the Company has paid. However, any such funding to the Company would only be paid if there were Tax Increment Revenues remaining once the bonds have been fully paid. This funding commitment bears no interest and no amounts have been recorded in the accompanying financial statements due to the contingent nature of the agreement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007
5. COMMITMENTS AND CONTINGENCIES
Design build agreement
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $103,100,000. The Company has signed a lump sum design-build contract with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $67,860,000. As part of the contract, the Company paid a mobilization fee of approximately $5,000,000, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved. The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 485 days from the date construction began. However, the total amount paid for the early completion bonus shall not exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of June 30, 2007, the Company has incurred approximately $54,952,000 for these services with approximately $8,466,000 included in construction and retainage payable.
Construction contracts
In March 2007, the Company entered into an agreement with an unrelated party for the construction of a spur track for approximately $3,516,000. The Company will make monthly progress payments until substantial completion at which time all remaining amounts will be due. As of June 30, 2007, the Company has incurred approximately $1,685,000 for these services, all of which is included in construction and retainage payable.
In March 2007, the Company entered into an agreement with an unrelated contractor for the construction of storage silos with fill and unload equipment for approximately $2,547,000. The Company was required to make a down payment of approximately $255,000 at the time the agreement was executed and will make progressive monthly payments thereafter. As of June 30, 2007, the Company has incurred approximately $1,911,000 for these services with approximately $627,000 included in construction and retainage payable.
Grants
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
Utility Contracts
In March 2007, the Company entered into an agreement with an unrelated party for specialty water treatment chemicals, engineering services, environmental support services, and plant startup assistance. The Company will pay approximately $8,400 per month for these services, commencing September 18, 2007 and lasting for a period of three years. The maximum annual cost for chemicals is approximately $111,000. Either party may terminate the agreement by providing a 30 day advance written notice.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
June 30, 2007
Marketing Agreement
In March 2007, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of distiller’s dried grains with solubles (DDGS), wet distillers grains (WDG), and solubles the Company is expected to produce. The Company will receive payment for the products sold based on a percentage (98% for DDGS, 96% for WDG, but not at a price of less than $1.50/ton fee for DDGS and WDG, and a $2.00/ton fee for solubles) of the actual sales price as defined in the agreement. The initial term is for one year commencing as of the startup of production and will continue until terminated by either party providing a 90 day advance written notice.
Corn Contracts
Currently, the Company has forward corn purchase contracts for delivery through March 2009 for a total commitment of approximately $8,900,000. Of the total corn purchase contracts, approximately less than 11% are with members of the Company.
Safety Services Agreement
In June 2007, the Company entered into a safety service agreement with an unrelated party for a safety program, employee manuals and on-site audits of the Company. The Company will pay $38,000 for these services, commencing July 2007 and lasting until November 2008. The Company may terminate the agreement by providing a 60 day advance notice; however no fees shall be reimbursed to the Company. The contracted party may terminate the agreement if certain insurance conditions are not maintained. In such case, a partial rebate of the fee will be negotiated.
[The remainder of this page left intentionally blank]

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

Overview
E Energy Adams, LLC is a development-stage Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of raising capital to develop, construct, own and operate a 50 million gallon dry mill corn-based ethanol plant near Adams, Nebraska. References to “we,” “us,” “our” and the “Company” refer to E Energy Adams, LLC. We are in the process of constructing the plant and have not yet engaged in the production of ethanol and distillers grains. Based upon engineering specifications from Fagen, Inc., we expect the ethanol plant to process approximately 20.4 million bushels of corn per year and use as much as 1,870,000 Million British Thermal Units (“MMBtu”) of natural gas per year to produce approximately 55 million gallons of fuel grade ethanol and 186,000 tons of distillers grains for animal feed each year. We expect to market all of the ethanol and distillers grains the plant produces. We expect to complete construction of our plant on our 172 acre site in fall of 2007. As of July 31, 2007, we estimate that construction of our plant is 75% complete.
Our current estimated total project cost is $103,100,000, and we are currently on budget to meet our total project cost. We are financing the development and construction of the ethanol plant with a combination of equity and debt. We raised equity in a public offering registered with the Securities and Exchange Commission and as of our fiscal quarter ended on June 30, 2007, we have issued 4,939 units and received $49,390,000 in offering proceeds. Until we received offering proceeds, our development activities were funded with our seed capital equity of $970,000. Effective February 23, 2007, we formally closed the registered public offering. On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of the plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into a $10,000,000 line of credit. In addition, we received Tax Increment Financing of approximately $5,035,000 (of which $3,865,000 is available for project costs) and we had earned approximately $244,000 in interest on our offering proceeds that were contained in our escrow account prior to their release from escrow on August 11, 2006. Taken together, our current sources of capital total $114,004,000. Therefore, based on our current total project cost estimate of $103,100,000, we expect our equity and debt capital sources to be sufficient to complete plant construction and begin start-up operations.
We have entered into a Lump Sum Design-Build Agreement with Fagen, Inc. to design and build a 50 million gallon per year dry grind ethanol production facility on our plant site located near the village of Adams, and we have engaged Aventine Renewable Energy, Inc. to market our ethanol and Commodity Specialist Company (“CSC”) to market our distillers grains. Subsequent to the quarter end, we were notified that CSC has been purchased by CHS, Inc. and our marketing agreement has been assigned to CHS, Inc.
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
Plan of Operations for the Next 12 Months
We expect to spend at least the next 12 months (as measured from the date of this report) focused on completion of plant construction, hiring of our remaining necessary employees, and starting operations. We expect construction of our plant to be complete in the next 3-6 months, with production beginning in fall 2007.
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
Registered Offering
We filed a Registration Statement for an initial public offering of our units with the Securities and Exchange Commission on Form SB-2 (SEC Registration No. 333-123473), as amended, which became effective on May 15, 2006. We issued 4,939 units in the registered offering and have received offering proceeds in the amount of $49,390,000. Effective February 23, 2007, we formally closed the offering..
Senior Debt Financing
On August 25, 2006, we entered into a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”) establishing a senior credit facility with Farm Credit for the construction of a 50 million gallon per year dry mill ethanol plant. The construction financing is in the amount of $49,500,000 consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. The Credit Agreement also included a $3,000,000 line of credit. On May 8, 2007, we entered into a Second Amendment to the Credit Agreement, amending the Credit Agreement, dated August 25, 2006. Under the Second Amendment to the Credit Agreement, our advance limit under the revolving loan has been amended to $3,000,000 until the term loan has been advanced to its entirety. The $3,000,000 line of credit has been increased to $10,000,000, with advances available until February 1, 2008. Upon execution of the Second Amendment to the Credit Agreement we paid Farm Credit Services $50,000 for the re-structuring of the line of credit. Under the Second Amendment to Credit Agreement, we are obligated to repay the line of credit plus accrued interest, unpaid fees, costs or expenses by February 1, 2008.
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

Tax Increment Financing (“TIF”)
On May 1, 2006, we entered into a Redevelopment Contract with the Community Development Agency of the Village of Adams (the “Authority”) under which the Authority will provide a grant to us to reimburse certain expenditures which are payable from proceeds of the Tax Increment Financing (“TIF”) indebtedness. However, on May 29, 2007 we entered into a First Amended and Restated Redevelopment Contract with the Authority, which increased the assessed valuation of the real estate from $20,000,000 to $32,366,105, which translated to an increase in the amount of our loan proceeds. Pursuant to the contract, the loan proceeds are to be used for “Project costs” as defined in the contract, for the establishment of special funds held by the bond trustee for interest and principal payments and reserves (the “Capitalized Interest Fund” and the “Debt Service Reserve Fund”), and for debt issuance costs.
On June 29, 2007, we entered into a Loan Agreement with Security First Bank and other participants Under the loan agreement, we received a loan proceeds in the amount of $5,035,000. The approximate amounts of the uses of the loan proceeds are as follows: available for Project costs $3,865,000; Capitalized Interest Fund $514,000; Debt Service Reserve Fund $503,000; and debt issuance costs $153,000. This loan bears interest at 9.15%, until the reset date of June 1, 2014, at which time the interest rate will be determined based on the U.S. Treasury Constant Maturity Index average for the prior month, plus 398 bps, not to exceed 10.0% or fall below 7.5%. The loans are secured by and payable from the grant and assignment of the Series A and Series B Notes, pledged revenues, consisting of pledged tax increment revenues, payment in lieu of taxes (PILOT) payments, and liquidated damages amount and amounts on deposit.
We may not convey, assign, or transfer the our project prior to the expiration of the 15 year period without the prior written consent of the Authority. If we were to default on the Contract under circumstances construed to be within our control, liquidated damages plus interest could be charged against the us.
We will be assessed taxes on the value of the Project (“Tax Increment Revenues”) which we will pay to a special debt service fund and then the funds will be used to pay the payments required on the loans. We have guaranteed that if such assessed Tax Increment Revenues are not sufficient for the required bond payments, we will provide such funds as are needed to fund the shortfall.
The loan matures in semi-annual increments commencing June 1, 2009. The semi-annual increments commence at $95,000 and increase to $730,000, with a final maturity of December 1, 2021. Interest on the loans is payable semi-annually on June 1 and December 1, commencing on December 1, 2007.
In connection with the bond issuance, the Authority also authorized a Series 2007B Note to us under which additional funding to the Company is contingently committed. Under the terms of the agreement the Authority may provide additional funding to us up to $2,500,000 to reimburse us for Project costs we have paid. However, any such funding would only be paid to us if there were Tax Increment Revenues remaining once the bonds have been fully paid. This funding commitment bears no interest and no amounts have been recorded in the accompanying financial statements due to the contingent nature of the agreement.
We have also agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. In January 2007, we entered into an agreement with Smith Hayes as the exclusive placement agent for this TIF proposal. We paid a non-refundable retainer of $5,000 when we executed the agreement with Smith Hayes and an amount equal to 2% of the total bonds financed was paid at closing.
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
As of the date of this report, we have received approval from the Governor of the state of Nebraska for this funding.
Plant Construction and Project Development Activities
Plant construction is progressing on schedule with no significant deviation from our original construction timetable to date. We anticipate completion of plant construction during fall 2007. As of July 31, 2007, we estimate that plant construction is approximately 75% complete.
We entered into a Lump Sum Design-Build Agreement with Fagen, Inc. on August 4, 2006 to establish a 50 million gallon per year dry mill ethanol production facility on our plant site located near the Village of Adams, Nebraska. Pursuant to the Lump Sum Design-Build Agreement, the effective date is August 1, 2006. The final Contract Price was set at $67,500,000, based an increase in the Construction Cost Index (“CCI”). Subsequent to the increase in Contract Price due to the CCI, the final Contract Price increased to approximately $67,860,000 due to change orders agreed to by both Fagen, Inc. and E Energy Adams. The Contract Price with Fagen, Inc. is subject to any mutually agreed-upon adjustments and previously paid amounts that may be treated as credits. As part of the contract, we have paid a mobilization fee of $5,000,000. Fagen, Inc. will design and build the plant using ICM, Inc., technology. We currently expect the construction to be completed in fall of 2007; however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to commence operations at the plant by fall 2007.
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
The construction of our railroad spur track is underway under our agreement with Kelly-Hill Company dated March 23, 2007. The project was designed by Antioch International, Inc. The cost of this construction is approximately $3,516,000. We will make monthly progress payments on the basis of Kelly-Hill’s monthly applications for payment. This construction will provide our plant with access to and from the BNSF Railroad main line, which will allow for the transport of our corn for the plant, as well as for the transport of our ethanol and distiller’s grains.
Marketing and Natural Gas Agreements
We have entered into an ethanol marketing agreement with Aventine Renewable Energy, Inc., an unrelated party, for the marketing, sale and delivery of most of the ethanol produced by E Energy Adams, LLC. Under this agreement, we have the flexibility to market 10% of our ethanol ourselves to local markets. The initial term of the agreement with Aventine will run for three years from October 9, 2006, the date of entering into the agreement. After that, it will automatically renew for successive one year terms, unless terminated by either Party with at least one year written notice prior to such expiration date, or for breach of terms.

We have entered into a distiller’s grain marketing agreement with Commodity Specialist Company (“CSC”), wherein CSC agrees to buy, and we agree to sell, the entire bulk feed grade DDGS, WDG and Solubles output from our plant. The term of this agreement is for one year commencing as of completion of construction and start-up of production of the plant, which is expected to be by the end of 2007. Subsequent to the quarter end, we were notified that CSC has been purchased by CHS, Inc. and our marketing agreement has been assigned to CHS, Inc.
We have also entered into an agreement with Natural Gas Pipeline Company of America for the transportation of natural gas to our plant. Natural Gas Pipeline Company of America will transport the natural gas at an agreed upon rate ranging from $3.0417 to $3.1177 per Dth/month, for up to 4,400 Dth/day, as specified in the agreement. Our service will begin in September of 2007 and will continue for ten years thereafter. We intend to purchase our natural gas from a number of different venders on an as needed basis once we begin production.
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
Environmental Permits Obtained as of the Date of this Report
•	Minor construction permit for air emissions

•	State Archeological and Endangered Species Research and approval from the United States Department of Interior, Fish and Wildlife Service

•	Above Ground Storage Tank Permit

•	Waste Water National Pollutant Discharge Elimination System Permits (NPDES Permit)

•	Industrial Storm Water Discharge Permit and Storm Water Pollution Prevention Program (General NPDES Permits)
Environmental Permits and Plans to be in Place Prior to the Start of Operations
•	Spill Prevention, Control, and Countermeasures Plan

•	Risk Management Plan

•	Alcohol Fuel Producer’s Permit

•	Hydrostatic Testing Water Discharge Permit

•	Public Water Supply Permit
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
Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations
If we are able to complete construction of the plant and begin operations, we will be subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible changes in legislation at the federal, state and/or local level; possible changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.
We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have been much higher than their 10 year average, but are experiencing a recent decline and our profit margins may not be as high as they have been in the industry over the past few years once we are operational. A number of factors have contributed to the decline in the price of ethanol, including but not limited to the increased price of corn. In addition, the total domestic production of ethanol is at an all time high, and the ethanol supply is expected to exceed current demand projections by the end of 2007. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. There also exists the potential for a “blend wall problem”, if the expanded ethanol production exceeds the capacity for blending such ethanol into gasoline. Thus, due to the anticipated increase in the supply of ethanol from new ethanol plants scheduled to begin production and the expansion of current plants, we believe current price levels will continue to be subject to downward pressure.
The direct competition of local ethanol plants could significantly affect our ability to operate profitably. A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol. This would have a negative impact on our future revenues once we become operational. Our ability to commence operations as quickly as possible will have a significant impact on our ability to be successful.
In order to sustain the ethanol market, the demand for ethanol must meet the current increase in supply. Increased gasoline prices, firm crude oil and gas markets, Federal and State legislative support, a positive political environment and increased consumer acceptance and exposure to ethanol would have a positive impact on the demand for ethanol and we would expect such increased demand to have a positive impact on our ability to operate profitably. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. Since ethanol blended fuel is currently a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase, thus increasing the overall demand for ethanol. This could positively affect our earnings. However, a greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol, especially if supply outpaces demand.

Demand for ethanol may also increase as a result of consumption of E85 fuel. E85 is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the United States, there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,244 retail stations supplying it. Automakers have indicated plans to produce an estimated 4 million more flexible fuel vehicles per year.
Consumer resistance to the use of ethanol may affect the demand for ethanol, which could affect our ability to operate profitably and may negatively impact the value of your investment. Some individuals believe that use of ethanol has a negative impact on prices at the pump or that it reduces fuel efficiency to such an extent that it costs more to use ethanol than it does to use gasoline. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy contained in the ethanol produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could also negatively affect our ability to sell our product and our profitability.
The support for and use of ethanol and ethanol-blended fuel has been and will continue to be supported by Federal and State legislation. The Energy Policy Act of 2005 includes various provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. It created a 7.5 billion gallon renewable fuels standard (RFS). The RFS is a national flexible program that promotes ethanol production while allowing refiners to use renewable fuel blends in those areas where it is most cost-effective rather than setting requirements for ethanol use in any particular area or state. The RFS began at 4 billion gallons in 2006, and increases to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, as of August 1, 2007, there were 124 operational ethanol plants nationwide that have the capacity to produce approximately 6.48 billion gallons annually. Thus, current ethanol production capacity exceeds the 2007 RFS requirement of 4.7 billion gallons. This could lead to a short-term oversupply. However, U.S. production of ethanol in 2006 also exceeded the RFS requirement of 4 billion gallons, as total U.S. production for 2006 was approximately 4.8 billion gallons. However, according to the Renewable Fuels Association, the demand for ethanol in 2006 was approximately 5.3 billion gallons, which would indicate that demand for ethanol remains strong. That being said, ethanol production capacity for 2007 is expected to increase significantly due to a number of plants coming on line or expanding their production capacity. Thus, we believe current price levels are subject to downward pressure. This could have an adverse effect on our future earnings.
There has been recent Congressional activity in both the Senate and the House of Representatives to accelerate the current RFS and provide additional incentives for the use of alternative fuels. The BioFuels Security Act, known as S. 23 or H.R. 559, was reintroduced on January 4, 2007, by sponsors Tom Harkin, Richard Luger, and others. If passed, the legislation would accelerate the current renewable fuels standard by requiring 10 billion gallons of renewable fuels to be used by 2010, 30 billion gallons by 2020 and 60 billion gallons by 2030. Other provisions would require additional E85 pumps at branded gasoline stations, increased use of alternative fuels in the federal fleet and an increase in the percentage of flex fuel vehicles produced. The Senate bill (S. 23) has been referred to the Senate Committee on Commerce, Science and Transportation and the corresponding bill in the House of Representatives (H.R. 559) has been referred to the Subcommittee on Government Management, Organization and Procurement. This legislation has not been signed into law, and there is no certainty that they will be passed. In addition, there is no certainty that these pieces of legislation, if passed, would provide any benefit to us or to the industry as a whole.
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
Ethanol production is also expanding internationally. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff under a program known as the Caribbean Basin Initiative for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.
The United States Supreme Court recently held in the case of Massachusetts v. EPA , that the EPA has a duty under § 202 of the Clean Air Act to regulate the level of emissions of the four main “greenhouse gases”, including carbon dioxide, from new motor vehicles. Other similar lawsuits have been filed seeking to require the EPA to regulate the level of carbon dioxide emissions from stationary sources, such as ethanol plants. If these lawsuits are successful, our cost of complying with new or changing environmental regulations may increase in the future.
Technology Developments
Ethanol is typically produced from the starch contained in grains, such as corn. However, ethanol can potentially be produced from cellulose, the main component of plant cell walls and the most common organic compound on earth. The main attraction towards cellulosic ethanol is based on the idea that the products used to make it are less expensive than corn. However, the downfall is that the technology and equipment needed to convert such products into ethanol are more complicated and more expensive than the technology currently used for the production of corn based ethanol. Recently, there has been an increased interest in cellulosic ethanol due to the relatively low maximum production capacity of corn-based ethanol. The products used to produce cellulosic ethanol exist in a far greater quantity than corn, and therefore cellulosic ethanol production may be an important aspect of expanding ethanol production capacity. Recognizing this need, Congress supplied large monetary incentives in the Energy Policy Act of 2005 to help initiate the creation of cellulosic ethanol plants in the United States. If such cellulosic ethanol plants are constructed and begin production on a commercial scale, the production of potentially lower-cost cellulosic ethanol may hinder our ability to compete effectively.
Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold
We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale. We anticipate that the cost of corn will be the largest cost of producing our ethanol, consisting of between 60% and 70% of our total cost of production, followed by natural gas as the second largest cost of producing our ethanol.
The increased production of ethanol has placed upward pressure on the price and supply of corn, resulting in higher than normal corn prices. The spread between petroleum prices and corn prices has narrowed, which has reduced ethanol plant profit margins from the levels reached during 2006. However, the rise in corn prices has motivated farmers to plant additional acres of corn in 2007, which has helped to offset the upward pressure on the price of corn in the short-term. According to a July 12, 2007 report released by the United States Department of Agriculture, corn growers planted approximately 92.9 million of acres of corn in 2007, which is up 19% from 2006. Current market trends show that U.S. corn prices are currently averaging about $3.41 per bushel, and may be slightly lower for fall 2007 than the previous quarter. However, some local crops in our area are being negatively impacted by drought. The result is that national trends could lead to lower corn prices, but these could be partially offset by negative local conditions.

Generally, higher corn prices will produce lower profit margins. There is no assurance that a shortage will not develop, particularly with other area ethanol plants competing for corn, an extended drought or other production problems. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices. However, we are building additional grain storage silos on our site, which will enable us to increase the percentage of corn purchased directly from local producers rather than purchasing through the commercial industry. This will lower our costs for corn procurement and we also expect that our usage of local producer corn will yield more gallons of ethanol per bushel due to fewer quality concerns with producer corn.
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
Natural gas is also an important input commodity to our manufacturing process. We estimate that our natural gas usage will be approximately 10% to 15% of our annual total production cost. We will use natural gas to (a) operate a boiler that provides steam used in the production process, (b) operate the thermal oxidizer that will help us comply with emissions requirements, and (c) dry our distillers grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Recently, the price of natural gas has risen along with other energy sources. Natural gas prices are considerably higher than the 10-year average. Global demand for natural gas is expected to continue to increase, further driving up prices. As a result, we expect natural gas prices to remain higher than average in the short to mid-term. Increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.
Operating Expenses
As the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our budget for these expenses, but cannot assure that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.
Liquidity and Capital Resources
Estimated Sources of Funds
The following schedule sets forth our current sources of funds to capitalize the construction and start-up of operations of the ethanol plant to be located near Adams, Nebraska. See Project Capitalization under the section entitled “Management’s Discussion and Analysis and Plan of Operations” above.

		Percent
Sources of Funds	Amount	of total
Offering Proceeds (1)	$49,390,000	43.34%
Seed Capital Proceeds (2)	$970,000	0.85%
Senior Debt Financing (3)	$49,500,000	43.43%
Revolving Line of Credit (4)	$10,000,000	8.77%
Estimated Tax Increment Financing (5)	$3,865,000	3.40%
Interest on Escrow (6)	244,000	0.21%

Total Sources of Funds	$113,969,000	100.00%

(1)	We received funds from investors for approximately $49,390,000.

(2)	We have issued a total of 194 units to our seed capital investors at a price of $5,000 per unit in our private placement in exchange for proceeds of $970,000.

(3)	We currently have entered into a definitive loan agreement with a senior lender for debt financing in the amount of $49,500,000.

(4)	In addition to our debt financing of $49,500,000, we also have a $10,000,000 revolving line of credit with our senior lender.

(5)
We have entered into a First Amended and Restated Redevelopment Contract with the Village of Adams for the redevelopment of our plant site. The Village has issued TIF indebtedness in the amount of $5,035,000 (of which $3,865,000 was received in proceeds) to assist the Company in the costs of redeveloping the site.

(6)	We earned approximately $244,000 in interest on our escrow account containing the offering proceeds prior to their release from escrow.
Estimated Use of Proceeds
We expect the project to cost approximately $103,100,000 to complete. The following table reflects our estimate of costs and expenditures for the ethanol plant we are building near Adams, Nebraska. These estimates are based on discussions with Fagen, Inc., ICM Inc., our lenders and management research. The following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below due to a variety of factors described elsewhere in this report. As the project progresses, any material changes will be reflected in a new budget.

			Percent
Use of Proceeds	Amount		of Total
Plant construction	$65,900,000	(1)	63.92%
Road and ditch construction costs	750,000		0.73%
Land cost	1,100,000		1.06%
Site development costs	5,278,000		5.12%
Construction contingency	3,600,000		3.50%
Construction performance bond	500,000		0.48%
Construction insurance costs	120,000		0.12%
Administrative building	400,000		0.39%
Office equipment	75,000		0.07%
Computers, Software, Network	150,000		0.15%
Rail infrastructure	3,594,750		3.49%
Rolling stock	515,000		0.50%
Fire Protection / Water Supply	3,180,000		3.08%
Water treatment system	1,500,000		1.45%
Capitalized interest	2,000,000		1.94%
Facility for Additional Grain Storage	3,000,000		2.91%

Start up costs:
Financing costs	506,250	0.49%
Organization costs	1,300,000	1.26%
Pre production period costs	1,345,000	1.30%
Inventory — working capital	3,000,000	2.91%
Inventory — corn	2,000,000	1.94%
Inventory — chemicals and ingredients	150,000	0.15%
Inventory — work in process — Ethanol	1,500,000	1.45%
Inventory — work in process — DDGS	500,000	0.48%
Inventory spare parts — process equipment	750,000	0.73%
Operating costs:
Office labor, expense and equipment	165,000	0.16%
Telephone, Internet, Postage service	25,500	0.03%
Directors Expense	30,000	0.03%
Payroll Tax	17,000	0.02%
Accounting and Legal Fees	55,000	0.05%
Insurance— D & O and Operations	70,000	0.07%
Miscellaneous	23,500	0.02%

Total	$103,100,000	100.00%

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

Quarterly Financial Results for Fiscal Quarter Ended June 30, 2007
As of June 30, 2007, we have total assets of approximately $76,917,000 consisting primarily of cash, cash equivalents, land and construction in progress. We have current liabilities of approximately $16,163,000 consisting primarily of construction and retainage payable. Total long-term liabilities as of June 30, 2007 were approximately $13,398,000. Total members’ equity as of June 30, 2007, was approximately $47,356,000. Since our inception, we have generated no revenue from operations. For the three months ended June 30, 2007, we had a net loss of approximately $644,000. This net loss includes a loss on derivative instruments of approximately $287,000. While the plant has not yet begun production, we are currently entering into derivative instruments for hedging purposes for the corn supply for our plant as we near our anticipated start-up date. For the period from inception to June 30, 2007, we had a net loss of approximately $2,601,000, primarily due to start-up business costs.
Derivative Instruments
In order to reduce risk caused by market fluctuations, we hedge our anticipated corn purchases by entering into futures contracts. These contracts are used with the intention to fix the purchase price of our anticipated requirements of corn in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of derivatives is continually subject to change due to changing market conditions. We do not formally designate these instruments as hedges and, therefore, records in earnings adjustments caused from marking these instruments to market on a monthly basis.
As of June 30, 2007, we had recorded restricted cash, related to derivative instruments, of approximately $2,285,000 and a corresponding liability related to corn options and future positions of approximately $1,683,000. We have recorded a combined loss of approximately $1,547,000, which includes a realized gain of approximately $136,000 and an unrealized loss of approximately $1,683,000, for the nine month period ended June 30, 2007.

Employees
Prior to commencement of operations, we intend to hire approximately 40 full-time employees. Approximately sixteen of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.
The following table sets forth the anticipated positions within the plant and whether the particular positions are currently filled.

	# Full-Time
	Expected	# Positions
Position	Personnel	Filled
CEO	1	1
CFO	1
Plant Manager	1	1
Commodities Manager	1	1
Production Manager	1	1
EHS Manager	1	1
Human Resource Manager	1	1
Purchasing Agent/Planner Scheduler	1
Accounting/Clerical	4	3
Lab Manager	1	1
Lab Technician	1
Maintenance Manager	1	1
Maintenance Technicians	3
Material Handlers	2
Commodity Department Staff	4	4
Plant Operators/Shift Supervisors	16

TOTAL	40	15

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position. As of the date of this report, we have hired 15 employees, including our CEO, Human Resources Manager, Plant Manager, Commodities Manager, Production Manager, Environmental, Health and Safety Manager, Maintenance Manager, four commodities staff personnel and three accounting/clerical staff personnel.
On July 17, 2007, Larry G. Brees tendered his resignation as Chief Financial Officer, effective as of July 17, 2007. We agreed to the terms of a severance agreement under which Mr. Brees received consideration of $15,834. In addition, Mr. Brees received $1,977 to cover approximate costs of health and dental insurance coverage for two months. The confidentiality, non-competition, and non-solicitation provisions in Mr. Brees’ pre-existing employment agreement are to remain in full force and effect.
Off Balance Sheet Arrangements
We currently have no off-balance sheet arrangements.

Item 3.	Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Carl D. Sitzmann, along with our Treasurer (the principal financial and accounting officer), Nicholas J. Cusick, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our Chief Executive Officer and our Treasurer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

The following is a breakdown of units registered and units sold in the offering as of June 30, 2007:

	Aggregate price		Aggregate price
Amount	of the amount		of the amount
Registered	registered	Amount Sold	sold
5,800	$58,000,000	4,939	$49,390,000
Our total expense related to the registration and issuance of these units was approximately $402,600, which was netted against the offering proceeds when the units were issued and the offering proceeds were released from escrow in August 2006. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $970,000 we raised in seed capital, after deduction of expenses were approximately $49,957,000. The following table describes our approximate use of net offering proceeds from the date of effectiveness of our registration statement (May 15, 2006) through our quarter ended June 30, 2007:

Plant Construction(1)	$45,279,000
Financing Costs(2)	$424,000
Real Estate Purchases and Land Improvements(3)	$1,438,000
Repayment of Indebtedness(4)	$2,000,000
Other Expenses(5)	$816,000

Total	$49,957,000

(1)
This includes approximate expenses incurred as of June 30, 2007 for plant construction, rail infrastructure construction, and natural gas pipeline construction and maintenance and other miscellaneous equipment and construction costs.

(2)	We incurred approximately $424,000 in a bank commitment fee for our senior debt financing and TIF funds.

(3)	We have paid approximately $1,438,000 to purchase and improve the real estate for our plant site.

(4)	We incurred approximately $2,000,000 for the repayment of our bridge loan.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are incorporated by reference in this report:

Exhibit		Method of
No.	Description	Filing

10.25	First Amended and Restated Redevelopment Agreement between E Energy Adams, LLC and the Village of Adams dated May 29, 2007	*

10.26	Loan Agreement between E Energy Adams, LLC and Security First Bank dated June 29, 2007	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*) Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC
Date: August 14, 2007	/s/ Carl D. Sitzmann
Carl D. Sitzmann
Chief Executive Officer

Date: August 14, 2007	/s/ Nicholas J. Cusick
Nicholas J. Cusick
Treasurer and Director (Principal Financial Officer)