Form 10KSB
period 2007-09-30
E ENERGY ADAMS LLC
filed 2007-12-20
CIK 1328067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 000-52426
E ENERGY ADAMS, LLC
(Name of small business issuer in its charter)

Nebraska	22-2627531
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
13238 East Aspen Road
Adams, NE 68301
(Address of principal executive offices)
(402) 988-4655
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Membership Units
Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State issuer’s revenues for its most recent fiscal year. None
As of December 1, 2007, the aggregate market value of the membership units held by non-affiliates (computed by reference to the most recent offering price of such membership units) was $48,170,000.
As of December 1, 2007, there were 5,133 membership units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required in Section III is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual members’ meeting to be held on February 1, 2008. In accordance with Regulation 14A, we will be filing the definitive proxy statement within 120 days of the fiscal year ended September 30, 2007.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

FORWARD LOOKING STATEMENTS
Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Item 1, “Description of Business;” Item 2, “Description of Property;” and Item 6, “Management’s Discussion and Analysis or Plan of Operations,” but they may appear in other sections as well.
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Important factors that could significantly affect our assumptions, plans, anticipated actions and future financial and other results include, among others, those matters set forth in the section of this report in Item 1A—“Risk Factors.” You are urged to consider all of those risk factors when evaluating any forward-looking statements, and we caution you not to put undue reliance on any forward-looking statements.
You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:
•	Changes in our business strategy, capital improvements or development plans;

•	Increases in the price of corn as the corn market becomes increasingly competitive;

•	Our inelastic demand for corn, as it is the only available feedstock for our plant;

•	Changes in the environmental regulations or in our ability to comply with the environmental regulations that apply to our plant site and our anticipated operations;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the availability and price of natural gas and corn, and the market for distillers grains;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Overcapacity within the ethanol industry;

•	Changes and advances in ethanol production technology that may make it more difficult for us to compete with other ethanol plants utilizing such technology; and

•	Competition in the ethanol industry and from other alternative fuel additives.
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
AVAILABLE INFORMATION
Information about us is also available at our website at www.eenergyadams.com, under “Investor Relations — SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART I
Item 1. DESCRIPTION OF BUSINESS.
Item 1a. BUSINESS DEVELOPMENT
E Energy Adams, LLC (referred to herein as “we,” “us,” the “Company,” or “E Energy Adams”) is a Nebraska limited liability company. It was formed on March 25, 2005 for the purpose of the development, construction, and operation of a 50 million gallon per year (MGY) dry mill corn-based ethanol plant near Adams, Nebraska.
As of the close of our fiscal year on September 30, 2007, we were still in the development phase and had generated no revenue. We completed construction of the ethanol plant in late October 2007 and we have since begun production of ethanol and distillers grains at the plant.
We financed the development and construction of our ethanol plant with a combination of equity and debt. Our total project cost was originally estimated to be $103,100,000. We raised $49,390,000 in equity financing through a public offering of our membership units. We secured a $49,500,000 senior credit facility consisting of a $35,000,000 term loan and a $14,500,000 revolving loan. We have also entered into a $10,000,000 line of credit. In addition, we received tax increment financing of approximately $5,035,000 (of which $3,865,300 was available for project costs).
Item 1b. BUSINESS OF E ENERGY ADAMS
1. PRINCIPAL PRODUCTS
The principal products we produce at the plant are fuel-grade ethanol and distillers grains. Raw carbon dioxide gas is another co-product of the ethanol production process, but we do not capture or market it at this time.
1a. ETHANOL
Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains. Ethanol can be produced from a number of different types of grains, such as wheat and milo, as well as from agricultural waste products such as rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes. However, according to the Renewable Fuels Association, approximately 85% of ethanol in the United States today is produced from corn and approximately 90% of ethanol is produced from corn and other input mix. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass. The Renewable Fuels Association estimates current domestic ethanol production at approximately 7.2 billion gallons as of November 2007.
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
In the early 1990’s ethanol achieved new status as a gasoline substitute with the development of flex fuel vehicles that are capable of utilizing E85, which is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 is used as an aviation fuel and as a hydrogen source for fuel cells. In the United States, there are currently about 6 million flexible fuel vehicles capable of operating on E85 and approximately 1,244 retail stations supplying it. Ford, General Motors and Chrysler have marketed over a half million flex fuel vehicles annually in the past ten years.

Ethanol Markets/Distribution
The principal purchasers of ethanol are petroleum terminals located throughout the United States. These terminals blend ethanol into gasoline. Our regional ethanol market is located within a 450-mile radius of our ethanol plant and is serviced by rail. In addition to rail, we also service the regional market by truck. Occasionally, there are opportunities to obtain backhaul rates from local trucking companies. These are rates that are reduced since the truck is loaded both ways. Normally, the trucks drive to the refined fuels terminals empty and load gasoline product for delivery. A backhaul is the opportunity to load the truck with ethanol to return to the terminal.
We have engaged Aventine Renewable Energy, Inc. (“Aventine”), as our ethanol marketing company. Aventine is responsible for the marketing, sale and delivery of 90% of the ethanol produced by E Energy Adams. Under this agreement we have the flexibility to market 10% of our ethanol ourselves to local markets. Aventine pays us a price per gallon for our ethanol based on an “Alliance Net Pool Price,” subject to various adjustments. The Alliance Net Pool Price is the weighted average gross price per gallon received by Aventine that was supplied by an alliance partner of Aventine or produced by Aventine and sold during such month, less all actual costs associated with the handling, movement and sale of such ethanol.
The Alliance Net Pool Price may be adjusted if Aventine’s pooled volume of ethanol at the end of a month is higher than its pooled volume at the end of the immediately preceding month because the pooled sales volumes were less than the amount of ethanol supplied by alliance partners of Aventine or produced by Aventine. In addition, for each gallon of ethanol sold to Aventine under this agreement, Aventine will deduct a commission of 0.75% of the Alliance Net Pool Price.
Our agreement with Aventine started in October of 2006 and is effective for a term of 3 years. After the three year anniversary date, it automatically renews for successive one year terms, unless terminated on the expiration date of the initial three year term, or on the expiration date of any subsequent one year renewal term. Either party can terminate by giving the other party at least one year written notice prior to the expiration date. Either party can also terminate at any time in the event of a breach.
Competition in the Ethanol Industry
Ethanol is a commodity product, like corn, which means our plant will compete with other ethanol producers on the basis of selling price and market access. Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of November 27, 2007, the ethanol industry had grown to approximately 134 completed ethanol production facilities in the United States, with a combined annual production capacity of approximately 7.2 billon gallons. The ethanol industry is expanding rapidly with 67 new facilities under construction and 10 facilities undergoing expansion. Once completed, these new facilities will have the capacity to produce an additional 6.2 billion gallons of ethanol, bringing the total U.S. ethanol production capacity to 13.4 billion gallons in the next 18 months. POET, LLC (formerly Broin Companies and hereinafter referred to as “POET”) and Archer Daniels Midland (“ADM”) control a significant portion of the ethanol market, producing an aggregate of over 2 billion gallons of ethanol annually. However, in November 2007 VeraSun Energy Corp. (“VeraSun”) announced that it will acquire rival US BioEnergy Corp. (“US BioEnergy”) creating what could become the largest U.S. producer in the ethanol industry. Together, VeraSun and US BioEnergy will likely be the second largest ethanol producer by volume behind ADM. In addition, POET is planning to expand its ethanol production capacity by 375 million gallons per year for 1.485 billion gallons of total capacity, and ADM is undergoing expansion to add approximately 550 million gallons of ethanol production capacity for 1.620 billion gallons of total capacity, which will strengthen their positions in the ethanol industry and cause a significant increase in the domestic ethanol supply.

There are several regional entities recently formed, or in the process of formation, of similar size and with similar resources to ours. According to the Nebraska Ethanol Board’s website (December 18, 2007), Nebraska currently has 20 ethanol plants in production, producing nearly 1.3 billion gallons of ethanol per year. In addition, there are a number of ethanol plants in Nebraska under construction or in the planning stage. This includes a 50 million gallon per year plant in the planning stages currently planned for Auburn, Nebraska, which is approximately 40 miles from our plant site. Several other ethanol plants located in other states are located within close proximity to E Energy Adams, including a 20 million gallon per year ethanol plant in Craig, Missouri which is approximately 85 miles from our plant site and a 50 million gallon per year ethanol plant located in Shenandoah, Iowa which is approximately 85 miles from our plant site.
The following table is compiled by the Renewable Fuels Association and identifies most of the producers in the United States along with their production capacities as of November 27, 2007.
U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE		88
Aberdeen Energy*	Mina, SD	Corn		100
Absolute Energy, LLC*	St. Ansgar, IA	Corn		100
ACE Ethanol, LLC	Stanley, WI	Corn	41
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agri-Energy, LLC*	Luverne, MN	Corn	21
Al-Corn Clean Fuel*	Claremont, MN	Corn	35	15
Amaizing Energy, LLC*	Denison, IA	Corn	48
	Atlantic, IA	Corn		110
Archer Daniels Midland	Decatur, IL	Corn	1,070	550
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Arkalon Energy, LLC	Liberal, KS	Corn		110
Aventine Renewable Energy, LLC	Pekin, IL	Corn	207	226
	Aurora, NE	Corn
	Mt. Vernon, IN	Corn
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*	West Burlington, IA	Corn	52
BioFuel Energy — Pioneer Trail Energy, LLC	Wood River, NE	Corn		115
BioFuel Energy — Buffal Lake Energy, LLC	Fairmont, MN	Corn		115
Blue Flint Ethanol	Underwood, ND	Corn	50
Bonanza Energy, LLC	Garden City, KS	Corn/milo	55
Bushmills Ethanol, Inc.*	Atwater, MN	Corn	40

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Cardinal Ethanol	Harrisville, IN	Corn		100
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Cascade Grain	Clatskanie, OR	Corn		108
Castle Rock Renewable Fuels, LLC	Necedah, WI	Corn		50
Celunol	Jennings, LA	Sugar cane bagasse		1.5
Center Ethanol Company	Sauget, IL	Corn		54
Central Indiana Ethanol, LLC	Marion, IN	Corn	40
Central Illinois Energy, LLC	Canton, IL	Corn		37
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Cilion Ethanol	Keyes, CA	Corn	50
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	33
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn	40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Coshoctan Ethanol, OH	Coshoctan, OH	Corn		60
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC	Morris, MN	Corn	21.5
E Energy Adams, LLC	Adams, NE	Corn	50
E3 Biofuels	Mead, NE	Corn	24
E Caruso (Goodland Energy Center)	Goodland, KS	Corn		20
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
Elkhorn Valley Ethanol, LLC	Norfolk, NE	Corn	40
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol Grain Processors, LLC	Obion, TN	Corn		100
First United Ethanol, LLC (FUEL)	Mitchell Co., GA	Corn		100
Front Range Energy, LLC	Windsor, CO	Corn	40
Gateway Ethanol	Pratt, KS	Corn	55
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50	50
Global Ethanol/Midwest Grain Processors	Lakota, IA	Corn	95
	Riga, MI	Corn	57
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*	Mason City, IA	Corn	110	50
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grand River Distribution	Cambria, WI	Corn		40
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC*	Granite Falls, MN	Corn	52
Greater Ohio Ethanol, LLC	Lima, OH	Corn		54
Green Plains Renewable Energy	Shenandoah, IA	Corn	50
	Superior, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	105
	Fairbank, IA	Corn	115
	Menlo, IA	Corn		100
	Shell Rock, IA	Corn		110
Heartland Corn Products*	Winthrop, MN	Corn	100
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Holt County Ethanol	O’Neill, NE	Corn		100
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Idaho Ethanol Processing	Caldwell, ID	Potato Waste	4
Illinois River Energy, LLC	Rochelle, IL	Corn	50
Indiana Bio-Energy	Bluffton, IN	Corn		101
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn	40
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Kansas Ethanol, LLC	Lyons, KS	Corn		55
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Levelland/Hockley County Ethanol, LLC	Levelland, TX	Corn		40
Lifeline Foods, LLC	St. Joseph, MO	Corn	40
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn	50
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Marquis Energy, LLC	Hennepin, IL	Corn		100
Marysville Ethanol, LLC	Marysville, MI	Corn		50
Merrick & Company	Golden, CO	Waste beer	3
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid America Agri Products/Wheatland	Madrid, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	25
Millennium Ethanol	Marion, SD	Corn		100
Minnesota Energy*	Buffalo Lake, MN	Corn	18
NEDAK Ethanol	Atkinson, NE	Corn		44
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Biofuels	Volney, NY	Corn		114
Northwest Renewable, LLC	Longview, WA	Corn		55
Otter Tail Ag Enterprises	Fergus Falls, MN	Corn		57.5
Pacific Ethanol	Madera, CA	Corn	35
	Boardman, OR	Corn	35
	Burley, ID	Corn		50
	Stockton, CA	Corn		50
	Imperial, CA	Corn		50
Panda Ethanol	Hereford, TX	Corn/milo		115
Parallel Products	Louisville, KY	Beverage waste	5.4
	R. Cucamonga, CA
Patriot Renewable Fuels, LLC	Annawan, IL	Corn		100
Penford Products	Cedar Rapids, IA	Corn		45
Phoenix Biofuels	Goshen, CA	Corn	25
Pinal Energy, LLC	Maricopa, AZ	Corn	55
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Plainview BioEnergy, LLC	Plainview, TX	Corn		100
Platinum Ethanol, LLC*	Arthur, IA	Corn		110
Plymouth Ethanol, LLC*	Merrill, IA	Corn		50

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
POET	Sioux Falls, SD		1,110	375
	Alexandria, IN	Corn		#
	Ashton, IA	Corn
	Big Stone, SD	Corn
	Bingham Lake, MN	Corn
	Caro, MI	Corn
	Chancellor, SD	Corn
	Coon Rapids, IA	Corn
	Corning, IA	Corn
	Emmetsburg, IA	Corn
	Fostoria, OH	Corn		#
	Glenville, MN	Corn
	Gowrie, IA	Corn
	Groton, SD	Corn
	Hanlontown, IA	Corn
	Hudson, SD	Corn
	Jewell, IA	Corn
	Laddonia, MO	Corn
	Lake Crystal, MN	Corn
	Leipsic, OH	Corn		#
	Macon, MO	Corn
	Marion, OH	Corn		#
	Mitchell, SD	Corn
	North Manchester, IN	Corn		#
	Portland, IN	Corn
	Preston, MN	Corn
	Scotland, SD	Corn
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn	50
Redfield Energy, LLC *	Redfield, SD	Corn	50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Renew Energy	Jefferson Junction, WI	Corn		130
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25	35
Siouxland Ethanol, LLC	Jackson, NE	Corn	50
Southwest Iowa Renewable Energy, LLC *	Council Bluffs, IA	Corn		110
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tate & Lyle	Loudon, TN	Corn	67	38
	Ft. Dodge, IA	Corn		105
The Andersons Albion Ethanol LLC	Albion, MI	Corn	55
The Andersons Clymers Ethanol, LLC	Clymers, IN	Corn	110
The Andersons Marathon Ethanol, LLC	Greenville, OH	Corn		110
Tharaldson Ethanol	Casselton, ND	Corn		110
Trenton Agri Products, LLC	Trenton, NE	Corn	40
United Ethanol	Milton, WI	Corn	52
United WI Grain Producers, LLC*	Friesland, WI	Corn	49

			Current	Under Construction/
			Capacity	Expansions
Company	Location	Feedstock	(mgy)	(mgy)
US BioEnergy Corp.	Albert City, IA	Corn	300	400
	Woodbury, MI	Corn
	Hankinson, ND	Corn		#
	Central City , NE	Corn		#
	Ord, NE	Corn
	Dyersville, IA	Corn		#
	Janesville, MN	Corn		#
	Marion, SD	Corn
U.S. Energy Partners, LLC (White Energy)	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	560	330
	Albion, NE	Corn
	Charles City, IA	Corn
	Linden, IN	Corn
	Welcome, MN	Corn		#
	Hartely, IA	Corn		#
	Bloomingburg, OH	Corn		#
Western New York Energy, LLC	Shelby, NY	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn	40
White Energy	Hereford, TX	Corn/Milo		100
Wind Gap Farms	Baconton, GA	Brewery waste	0.4
Renova Energy	Torrington, WY	Corn	5
	Hayburn, ID	Corn		20
Xethanol BioFuels, LLC	Blairstown, IA	Corn	5
Yuma Ethanol	Yuma, CO	Corn	40
Total Current Capacity at			7,229.4
134 ethanol biorefineries
Total Under Construction (67)/Expansions (10)				6,216.9
Total Capacity			13,446.3

* locally-owned

# plant under construction

Updated:	November 27, 2007
Alternative fuels and alternative ethanol production methods are continually under development. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. Large companies, such as Iogen Corporation, Abengoa, Royal Dutch Shell Group, Goldman Sachs Group, Dupont and ADM have all indicated that they are interested in research and development in this area. In addition, Xethanol Corporation has stated plans to convert a six-million-gallon-per-year plant in Blairstown, Iowa to implement cellulose-based ethanol technologies after 2007. POET has also announced plans to expand Voyager Ethanol in Emmetsburg, Iowa as part of their “Project Liberty” to include cellulose to ethanol commercial production.
Furthermore, the Department of Energy and the President have announced support for the development of cellulose-based ethanol, including a $160 million Department of Energy program for pilot plants producing cellulose-based ethanol. On February 28, 2007 the Department of Energy announced six recipients for grants to help the producers with the upfront capital costs associated with the construction of cellulosic ethanol biorefineries. The grant recipients expect to build plants in Florida, California, Iowa, Idaho, Kansas and Georgia. The biomass trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large scale, several laboratories, such as the National Renewable Energy Laboratory and other companies are working to develop cost effective, environmentally friendly biomass conversion technologies.

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative (“CBI”). Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. According to the Renewable Fuels Association, the U.S. International Trade Commission (“USITC”) announced the 2007 CBI import quota, which will allow approximately 350 million gallons of duty-free ethanol to enter the U.S., up from 268.1 million gallons in 2006.
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
1b. DISTILLERS GRAINS
A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in dairy cattle and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Modified Wet Distillers Grains with Solubles (“MWDGS”), and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. MWDGS is DWS that has been dried to approximately 50% moisture. MWDGS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. We expect that almost all of the distillers grains produced at our Adams, Nebraska plant will be MWDGS and DDGS.
Distillers Grains Markets/Distribution
The market for distillers grains is generally confined to locations where freight costs allow it to be competitively processed against other feed ingredients. Distillers grains competes with three other feed formulations: corn gluten feed, dry brewers grain and meal feeds. The primary value of these products as animal feed is their protein content. According to the Renewable Fuels Association’s Industry Outlook 2007, the primary consumers of distillers grains are dairy and beef cattle. For dairy cattle, the high digestibility and net energy content of distillers grains, as well as its high fat content, yields greater milk production as compared to other feed ingredients. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. For beef cattle, feedlot studies reported by the University of Nebraska and other institutions indicate that distillers grains resulted in improved rumen health, and promoted faster and more efficient growth. Poultry and swine feed account for a smaller portion of the distillers grains market; however, an increasing amount of distillers grains is being used in these markets as well. The following chart from the Renewable Fuels Association’s Industry Outlook 2007 illustrates the distribution of 2006 distillers grain consumption among animal species.

Various factors affect the price of distillers grains, including, among others, transportations costs, the price of corn, soybean meal and other alternative feed products, the performance or value of distillers grains in a particular feed market, and the supply and demand within the market. Based on those factors, the price of distillers grains can vary significantly in local, regional, national and international markets.
To date, demand for distillers grains has kept pace with supply. Nearly 90%, or approximately 10.8 million metric tons, of the distillers grains produced in 2006-2007 were sold in domestic feed markets. Demand for distillers grains in foreign feed markets also increased. In 2006, more than 1.25 million metric tons, or 10% of total production of distillers grains, were exported, compared to 787,706 metric tons in 2004.
We have engaged Cenex Harvest States, Inc. (“CHS”) for the purpose of marketing and selling most of our distillers grains. CHS provides access to the worldwide markets through their extensive distribution system. CHS ships our MWDGS via truck to various markets within a 200-mile radius of Adams, Nebraska and our DDGS via rail to feeder markets in California, New Mexico, Arizona, Oklahoma, Kansas, Texas and Mexico. CHS also ships our DDGS to local markets within 300 miles of Adams, Nebraska via truck. The term of our agreement with CHS is for one year from the date of start-up of operations of our plant and after that initial term, the agreement will continue unless terminated by either us or CHS upon 90 days written notice to terminate the agreement.
Competition in the Distillers Grains Industry
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the University of Minnesota’s DDGS—General Information website (December 4, 2007) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. The remaining 1-2% of DDGS is produced by the alcohol beverage industry. As a result of the increased demand for ethanol, the production of DDGS is expected to double within the next few years.
The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. We expect to take advantage of our proximity to local livestock producers by marketing our distillers grains locally. However, the amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase which will increase competition in the distillers grains market in our area.
2. SOURCES AND AVAILAB ILITY OF RAW MATERIALS
Corn
Corn is the primary raw material used in the ethanol production process at our ethanol plant. We procure corn for our plant primarily from local markets in the effective truck radius of the plant and by rail from more distant markets in the Midwest and plains states. Our corn origination staff works closely with local corn producers and grain elevators to secure an adequate supply of corn for our plant. Our plant purchases and consume approximately 18.5 million bushels of corn per year. In an average yielding crop year, we expect there to be enough corn within a 20 mile radius to source the entire amount of corn needed to operate the plant for a full fiscal year. We have grain storage facilities for 2.2 million bushels of corn. The large amount of storage relative to daily usage will allow us to source more producer direct bushels because of greater logistical flexibility.

Our commodities staff utilizes forward contracting strategies and certain derivative instruments such as futures and option contracts to manage our commodity risk exposure and optimize finished product pricing. Forward contracts allow us to purchase corn for future delivery at fixed prices. The corn futures market allows us to trade in standard units of corn for delivery at specific times in the future. Option contracts consist of call options (options to purchase a fixed amount of a commodity) and put options (options to sell a fixed amount of a commodity).
We expect the cost of the corn to constitute approximately 60% of our total annual operating costs. Therefore, the success or failure of our business greatly depends on the availability and price of corn. The price at which we purchase corn will depend on prevailing market prices and our ability to manage a cost-effective corn purchasing strategy.
The Company has moderate end-user competition around the plant. Lincoln, Nebraska, has a small corn processor about 30 miles from our plant. Crete, Nebraska, has a large processor about 40 miles from our plant. There is a 100 million gallon per year ethanol plant in Fairmont, Nebraska, about 60 miles from our plant. There is a 20 million gallon per year ethanol plant in Craig, Missouri, about 85 miles from our plant. There is a 50 million gallon per year ethanol plant in Shenandoah, Iowa, located about 85 miles from our plant. There are shuttle train loading facilities located near Adams in Lincoln, Beatrice, Dorchester, Plymouth, and Nebraska City. There are numerous truck houses located throughout the trade territory.
Demand for corn has been increasing. Studies by the United States Department of Agriculture and the National Corn Growers Association conclude that current increasing demand trends for corn, due to ethanol industry expansion, are capable of being met by diverting production otherwise available for export, increasing yields on existing acreage, increasing acreage devoted to corn and modifying crop rotation cycles. Weather conditions exceeding normal variations, significant changes in government support programs for corn or rising energy input costs could negatively affect corn planted acreage without regard for demand by the ethanol industry. Increasing demands for soybean production in corn producing areas, based on demand from the biodiesel industry, could also impact corn acreage in the future. Changes in tillage, planting, pest control and hybridization technologies in both the corn and soybean industries may affect supplies in both markets by reducing crop rotations and increasing use of marginal growing environments.
Utilities: Natural Gas, Electricity and Water
The production of ethanol is a very energy intensive process that uses significant amounts of natural gas, electricity and water. Reliability of supply is critical to the continuous operation of an ethanol plant.
Natural gas: We anticipate natural gas will account for approximately 10-15% of our total annual production costs. The plant produces process steam from its own boiler system and dries the distillers dried grains by-product via a direct gas-fired dryer. We entered into an agreement with Natural Gas Pipeline Company of America for the transportation of natural gas to our plant. Service began in November 2007 and will continue for ten years thereafter. We have a three-year agreement with US Energy Services, Inc., who will act as our agent to purchase our natural gas from a number of different vendors on an as needed basis.
Electricity: We entered into an agreement with Norris Public Power District (“Norris”) to purchase and receive electric power and energy. The agreement with Norris will remain in effect for five years after the first billing period and thereafter until it is terminated by either party giving six months notice to the other in writing.

Water: We have constructed three 400 gallon per minute water wells to supply our process water needs. We entered into an agreement with U.S. Water, Inc. for specialty water treatment chemicals, engineering services, environmental support services, and plant start-up assistance. Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on site to minimize all elements that will harm the boiler, and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent facilities. Our plant incorporates the ICM/Phoenix Bio-Methanator wastewater treatment process, which results in a near zero discharge of plant process water.
4. DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS
As discussed above, we have entered into a marketing agreement with Aventine for the purpose of marketing and distributing our ethanol. We will rely on Aventine for the sale and distribution of our ethanol. We will experience similar dependence on CHS for the purpose of marketing and distributing our distillers grains. Any loss of the marketing relationship with either Aventine or CHS could have a significant negative impact on our revenues.
5. TRADEMARKS
On October 30, 2007, we successfully registered our logo and trademark, set forth below, with the United States Patent and Trademark Office for the services of production, processing, and treatment of fuels; namely biofuels:
6. EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS
The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. The Renewable Fuels Standard (“RFS”) contained in the Energy Policy Act of 2005 has led to significant new investment in ethanol plants across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS originally began at 4 billion gallons in 2006 and was to increase to 7.5 billion gallons by 2012. The RFS for 2007 was 4.7 billion gallons, and the Renewable Fuels Association estimates that current domestic ethanol production as of November 2007 is approximately 7.2 billion gallons, thereby almost reaching the RFS for 2012. This rapid increase is placing downward pressure on the price of ethanol as demand has struggled to keep pace with the increase in supply. However, on December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act of 2007 (H.R. 6), which increases the RFS requirement for 2008 to 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 16 billion of which must be cellulosic ethanol. The Act also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry.
The use of ethanol as an alternative fuel source has also been aided by federal tax policy, which directly benefits gasoline refiners and blenders, and increases demand for ethanol. On October 22, 2004, President George W. Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. The VEETC is scheduled to expire on December 31, 2010. Legislation has been introduced in Congress that may remove the sunset provisions of the VEETC, thereby making a permanent tax credit.

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. Because we expect to produce less than 60 million gallons of ethanol per year, we expect to be eligible for this tax credit. The small ethanol producer tax credit is set to expire December 31, 2010.
In addition, the Energy Policy Act of 2005 created a tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before December 31, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, it may help raise consumer awareness of alternative sources of fuel that could lead to an increase in demand for ethanol.
We are subject to oversight activities by the Environmental Protection Agency (“EPA”). There is always a risk that the EPA would enforce certain rules and regulations differently than Nebraska’s environmental administrators. Nebraska and EPA rules are also subject to change, and any such changes could result in greater regulatory burdens on our future plant operations. For example, changes in the environmental regulations regarding ethanol’s use due to currently unknown effects on the environment could have an adverse effect on the ethanol industry. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
Our plant operations are also governed by regulations of the Occupational Safety and Health Administration (“OSHA”), which may change such that the future costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and financial performance.
7. RESEARCH AND DEVELOPMENT
We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.
8. COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS
We are subject to extensive air, water and other environmental regulations and were required to obtain a number of environmental permits from the Nebraska Department of Environmental Quality (“NDEQ”) to construct and operate the plant. We anticipate incurring costs and expenses of approximately $175,000 annually in complying with environmental laws. Even though we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. Our plant will also be subject to New Source Performance Standards for both the plant’s distillation processes and the storage of VOCs used in the denaturing process. These standards include initial notification, emission limits, compliance, monitoring requirements, and record keeping requirements.
9. EMPLOYEES
As of the date of this report, we have 45 employees, all of which are employed on a full-time basis.

Item 2. DESCRIPTION OF PROPERTY.
Our plant is located on an approximately 188-acre rural site in Southeast Nebraska near the Village of Adams. The plant’s address is 13238 East Aspen Road, Adams, Nebraska 68301. We selected our primary plant site because of the site’s location relative to existing grain production, accessibility to road and rail transportation and its proximity to major distribution channels. The site is adjacent to the mainline BNSF Railroad, just off of Nebraska Highway 41 and ten miles east of Highway 77, which is a north-south corridor in Southeastern Nebraska.
As of the date of this report, construction of our plant is substantially complete and plant operations have commenced. The plant consists of the following buildings:
•	A processing building, which contains processing equipment, laboratories, a control room and offices;

•	A water treatment building containing equipment for water supply and treatment;

•	A grain receiving and shipping building consisting of a 1st floor and 2nd level mezzanine;

•	A mechanical building, which contains maintenance offices, storage and a welding shop; and

•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.
The site also contains improvements, such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.
All of our tangible and intangible property, real and personal, serves as the collateral for the debt financing with Farm Credit Services of America, which is described below under “Item 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
Item 3. LEGAL PROCEEDINGS.
We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of legal proceedings.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007. However, as of the date of this report, we will submit several matters, including four amendments to the Company’s Operating Agreement and election of directors, to a vote of our unit holders through the solicitation of proxies in a definitive proxy statement. The information required by Item 4 for solicitations, which will be submitted during the first quarter of fiscal year 2008, is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of members. In accordance with Regulation 14A, we will be filing our definitive proxy statement no later than 120 days after the end of the last fiscal year. The 2008 annual meeting, at which voting on the proposed amendments and directors will take place, is scheduled for February 1, 2008.

PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
There is no public trading market for our units.
As of September 30, 2007, we had approximately 5,133 unit holders of record.
We have not declared or paid any distributions on our units. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain financial covenants required by our senior credit facility. Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.”
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
We registered a total of 5,810 units at $10,000 per unit for an aggregate maximum gross offering price of $58,100,000. We issued 4,939 units in the registered offering, for an aggregate amount of $49,390,000. Our units are subject to transfer restrictions under our operating agreement and by applicable tax and securities laws. As a result, investors will not be able to easily liquidate their investment in our company. Pursuant to our prospectus, all subscription payments from the offering were deposited in an escrow account. On August 11, 2006, we met the conditions to breaking escrow and received our offering proceeds at that time. We officially closed the offering on February 23, 2007.
The following is a breakdown of units registered and units sold in the registered offering:

Amount	Aggregate price of the amount		Aggregate price of the
Registered	registered	Amount Sold	amount sold
5,800	$58,000,000	4,939	$49,390,000
As of September 30, 2007, our total expense related to the registration and issuance of these units was approximately $402,600, which was netted against the offering proceeds. All of these expenses were direct or indirect payments to unrelated parties. Our net offering proceeds, including the $970,000 we raised in seed capital, after deduction of expenses were approximately $49,957,400.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our plan of operation through the commencement of operations of the plant, consists almost entirely of forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” The following discussion of our financial condition and plan of operation should also be read in conjunction with our financial statements and notes to financial statements contained in this report.
Overview
As of the close of our fiscal year on September 30, 2007, we were still in the development phase, and had generated no revenue. Since we had not yet become operational as of the end of our fiscal year, we do not yet have comparable income, production or sales data. We completed construction of the plant in late October 2007 and we have since commenced production of ethanol and distillers grains at our ethanol plant located near Adams, Nebraska.

Plan of Operations for the Next 12 Months
We plan to spend the next 12 months focused on plant operations, including three primary functions (i) management of cost-effective purchasing of the critical inputs to our production process which include corn and natural gas; (ii) optimizing the production process in such a way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our principal products, which consist of ethanol and distillers grains. We expect to have sufficient cash on hand to cover all costs associated with operating the plant.
Trends, Events and Uncertainties That May Impact the Company
We will be subject to industry-wide factors, trends and uncertainties that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; new technology developments in the industry; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; and possible changes in legislation/regulations at the federal, state and/or local level. These factors as well as other trends and uncertainties are described in more detail below.
No Operating History
We have no operating history and our business may not be as successful as we anticipate. As of the end of the fiscal year we had not yet completed construction of the plant; however, as of the date of this report, construction of the plant has been completed and we have commenced plant operations. Accordingly, we have no operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors. Many of these factors are outside our control. In addition, our prospects must be considered in light of the normal risks and uncertainties encountered by an early-stage company in a rapidly growing industry where supply, demand, and pricing may change substantially in a short amount of time.
Corn Prices
Ethanol production at our plant requires substantial amounts of corn. Prevailing higher prices for corn due to increased demand from the ethanol industry and export sales were the stimulus for the planned increase in corn acreage for 2007. Despite the record corn crop, strong exports and domestic usage have caused the price of corn to remain significantly higher than historical averages. Assuming this demand does not decline over the next few years, we expect continued volatility in the price of corn. Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing corn, the number of operating and planned ethanol plants in our immediate surrounding area and nationwide will also significantly increase the demand for corn. This increase will likely drive the price of corn upwards in our market which will impact our ability to operate profitably. In addition, there is no assurance that a shortage will not develop, particularly if there are other ethanol plants competing for corn or if we encounter an extended drought or other production problem. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.
Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. For example, increased production from new ethanol plants has resulted in increased demand for corn. This has resulted in higher prices for corn creating lower profits for ethanol plants. Additional factors include farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.

Corn prices increased significantly in the fourth quarter of 2006 and have remained in 2007 at substantially higher levels than in 2006. In the first nine months of 2007, Chicago Board of Trade (“CBOT”) corn prices have ranged from a low of $3.08 per bushel to a high of $4.37 per bushel, with prices averaging $3.67 per bushel, compared to CBOT corn prices in 2006 that ranged from a low of $2.03 per bushel to a high of $2.67 per bushel, with prices averaging $2.34 per bushel. At November 5, 2007, the CBOT price per bushel of corn for December delivery was $3.75. The following graph illustrates the movement of corn prices from January 2006 to November 2007.
CHICAGO BOARD OF TRADE NEARBY CORN PRICES 2006 – 2007
(Dollars per Bushel)
 Source: Chicago Board of Trade
Natural Gas
We expect our natural gas costs to represent approximately 10% to 15% of our total operating costs on an annual basis. The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices resulting from colder than average weather conditions, overall economic conditions, and foreign and domestic governmental regulations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.
Ethanol Supply & Demand
The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. If the demand for ethanol does not grow at the same pace as increases in supply, we expect the price for ethanol to decline. Declining ethanol prices will result in lower future revenues and may reduce or eliminate profits.
While we believe that the nationally mandated usage of renewable fuels has largely driven demand in the past, we believe that an increase in voluntary usage will be necessary for the industry to continue its growth trend. In addition, a higher RFS standard may be necessary to encourage blenders to utilize ethanol. We expect that voluntary usage by blenders will occur only if the price of ethanol makes increased blending economical. In addition, we believe that heightened consumer awareness and consumer demand for ethanol-blended gasoline may play an important role in growing overall ethanol demand and voluntary usage by blenders. If blenders do not voluntarily increase the amount of ethanol blended into gasoline and consumer awareness does not increase, it is possible that additional ethanol supply will continue to outpace demand and further depress ethanol prices.

Ethanol Competition
We expect to operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the United States. In addition, we are beginning to see consolidation in the industry. POET, Vera Sun, and ADM control a significant portion of the ethanol market, producing an aggregate of over 3 billion gallons of ethanol annually.
Our ethanol plant also competes with oil companies. Competition from major oil companies may prevent the expansion of ethanol use and blending of gasoline and ethanol, as the oil industry may see ethanol as a threat to its market power. The ethanol industry is dependent upon oil companies to blend ethanol with gasoline at their refineries. Blenders receive a tax credit of 51 cents for every gallon of ethanol blended into gasoline. According to the Renewable Fuels Association, despite this tax credit, the oil industry is lobbying against any new legislative mandates for blending ethanol. The major oil companies have significantly greater resources than we have to develop alternative products and to influence legislation and public perception. If mandates such as the Renewable Fuel Standard do not increase, it is possible that oil refineries will only blend the amount of ethanol that they are required to blend because ethanol competes with gasoline at the pumps. If our competitors in the oil industry are able to prevent the expansion of renewable fuels mandates, refuse to blend the increased capacity of ethanol produced at new and existing plants, or prevent the expansion of ethanol use, it may influence our ability to sell our ethanol, adversely affecting our operating results and financial condition.
Ethanol Marketing
We expect to sell most of the ethanol we produce to Aventine Renewable Energy, Inc., and if Aventine fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss. Our financial performance may be dependent upon the financial health of Aventine, as a significant portion of our accounts receivable are expected to be attributable to Aventine and its customers. If Aventine fails to competitively market our ethanol or breaches the ethanol marketing agreement, we could experience a material loss and we may not have any readily available means to sell our ethanol.
Ethanol Infrastructure
If the volume of ethanol shipments continues to increase with the nation’s increased production capacity, there may be weaknesses in infrastructure and its capacity to transport ethanol such that our product cannot reach its target markets. In addition, ethanol destination terminals may not have adequate capacity to handle the supply of ethanol, and will have to quickly adapt by building more tanks to hold increased inventory before shipping ethanol to the blenders. According to some industry insiders, oil companies may be logistically unable to blend ethanol into gasoline at the pace at which ethanol is being produced; some refer to this as a “blend wall.” Many blending terminals may need to make infrastructure changes to blend the quantities of ethanol that are being produced. If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, or are reluctant to make such large capital expenditures to blend ethanol, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance.
While the Energy Independence and Security Act of 2007, which was signed into law by President George W. Bush on December 19, 2007, includes a provision for the feasibility of ethanol pipelines, ethanol is corrosive and absorbs water; therefore, it cannot be shipped in normal gasoline pipelines to blenders. Most ethanol producers instead ship ethanol by rail to distribution terminals, which then send the ethanol on a barge or truck to blenders. Increased production of ethanol has created a bottleneck between producers and blenders, and the rail system’s capacity is strained to meet demand. Railroads are also facing pressure from increased corn production, and have found it difficult to meet the demand to transport the grain to storage facilities. If the nation’s rail system cannot keep pace with the production of ethanol and corn, we may be forced to lower the price at which we sell our ethanol and pay higher prices for rail cars in order to compete with other plants for access to transportation. The lack of rail infrastructure may prevent us from shipping our ethanol to target markets and may even cause our plant to slow or halt production. This could lead to a decrease in our profitability.

E-85 and Flex Fuel Vehicles
The inability of retailers to obtain pump certifications and the limited availability of flex fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol and could adversely affect our financial condition and ability to generate profits.
Distillers Grains
With the advancement of research into the feeding rations of poultry and swine, we anticipate these markets will expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do that we will benefit from it.
We entered into an agreement with Cenex Harvest States, Inc. to market our distillers grains. As a result, we are dependent on CHS to competitively market our distillers grains and if CHS breaches its contract or does not have the ability, for financial or other reasons, to competitively market our distillers grains, we will not have any readily available means to sell our product. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our distillers dried grains feed products may result in less income from sales, reducing our revenue stream and our overall profitability.
Derivatives
We are exposed to market risks from changes in corn, natural gas, and ethanol prices. We seek to minimize these commodity price fluctuation risks through the use of derivative instruments. Although we will attempt to link these instruments to sales plans, market developments, and pricing activities, such instruments in and of themselves can result in additional costs due to unexpected directional price movements. We may incur such costs and they may be significant.
New Technology
As the ethanol industry continues to mature, new technologies will be developed and introduced. A partial list of such technologies includes fractionation, oil recovery, and cellulosic biomass conversion to ethanol. Depending on adequate resource availability (including cash for capital investments), E Energy Adams may not be able to fund/support such technologies. This may result in a non-competitive position for the Company that could negatively impact profitability.
Government Legislation and Regulations
The ethanol industry and our business are assisted by various federal ethanol supports and tax incentives, including those included in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Government incentives for ethanol production, including federal tax incentives, may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. Federal ethanol supports, such as the renewable fuels standard, help support a market for ethanol that might disappear without this incentive; as such, a waiver of RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. The elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could reduce the market for ethanol, causing prices, revenues, and profitability to decrease.
We are also affected by the government’s regulation of the environment, which changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the production of ethanol. For example, changes in the environmental regulations regarding regulation of carbon dioxide emissions from stationary sources such as ethanol plants or concerning the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, our plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions affecting our operations, cash flows and overall financial performance.

Liquidity and Capital Resources
As of our fiscal year ended September 30, 2007, we have total assets of approximately $87,079,300 consisting primarily of cash and equivalents, and property, plant and equipment. We have current liabilities of approximately $12,625,300 consisting primarily of construction and retainage payable and debt. Since our inception through September 30, 2007, we have an accumulated loss of approximately $3,365,300. Total members’ equity as of September 30, 2007, was approximately $46,592,000. Since our inception, we have generated no revenue from operations. For the fiscal year ended September 30, 2007 and the period from inception to September 30, 2007, we had net losses of approximately $2,549,300 and $3,365,300, respectively, primarily due to start-up business costs.
We expect to be able to satisfy our cash requirements for the next 12 months using our senior credit facility, earnings from operations and tax increment financing. We do not expect to have to raise additional funds within the next 12 months.
Senior Credit Facility
Our senior credit facility is with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”). The facility includes a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into an additional revolving loan for $10,000,000 for the purpose of financing our grain inventory, receivables and margin account equity.
We must pay interest on the above loans at variable rates equivalent to the London InterBank Offered Rates (“LIBOR”) Short Term Index Rate plus 3.05%. The variable rate will be adjusted to the three-month LIBOR Short Term Index Rate (LIBOR + 280 basis points) for any year after the first year of operations in which, at the end of the preceding year, our owners’ equity (defined as net worth to total tangible assets) is equal to or greater than 60% provided we are not otherwise in default. Interest will be calculated on a 360-day basis.
We have paid an origination fee of $371,250 to Farm Credit for the loans and we must pay an annual administration fee of $25,000 to Farm Credit. For the revolving credit facility and the line of credit facility, we will pay a non-use fee in the event that the average outstanding balance on these facilities is less than the maximum principal balance of said facilities. This fee will be equal to 0.5% per annum of the difference between the maximum principal balance and the actual usage. This fee will be due quarterly.
We are obligated to repay the $35,000,000 term loan in 29 equal, consecutive, quarterly installments of $1,237,500 plus accrued interest commencing on the first of the month which is six months following substantial completion of our ethanol plant, but no later than April 1, 2008, and the last installment due no later than October 1, 2015. We arrived at substantial completion at the end of October 2007; therefore, our first payment will be due April 1, 2008.
On the earlier of January 1, 2016 or three months following repayment of the term loan we will begin repayment on the revolving term loan in ten equal, consecutive, quarterly principal installments of $1,450,000 plus accrued interest with the last installment due by April 1, 2018. During the term of the $35,000,000 term loan, we are required to make special principal payments in an annual amount equal to 65% of our excess cash flow for each year, not to exceed $2,000,000 in any fiscal year and the aggregate total of those payments will not exceed $8,000,000. These payments will be applied to scheduled principal installments of the term loan in inverse order of maturity.
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

Debt Financing Covenants
During the term of our loans with Farm Credit, we will be subject to various financial and non-financial covenants that include, among other items, the following requirements: (1) maintenance of working capital of not less than $5,000,000 and increasing to $5,500,000 at fiscal year end and; (2) maintenance of a certain debt coverage ratio, as defined in the Credit Agreement; and (3) maintenance of a minimum tangible net worth of at least $49,000,000, increasing to at least $50,000,000 at fiscal year end 2008 and increasing to at least $52,000,000 at fiscal year end 2009 and thereafter. On December 12, 2007, Farm Credit notified us that we were not in compliance with our working capital and net worth covenants. We are currently discussing these issues with Farm Credit and we intend to request waivers for our non-compliance as we work towards returning to full compliance with these covenants. Although we have not yet received the waivers, Farm Credit has communicated its willingness to consider waiving non-compliance for a certain period of time. If we are unable to secure waivers or return to compliance with these covenants, Farm Credit could declare an event of default under our credit agreement.
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
Tax Increment Financing
In general, when a project such as our ethanol plant is constructed, there is an increase in the value of the real estate which in turn increases the property taxes assessed against such real estate. The increased tax revenues are the “tax increment,” and tax increment financing dedicates that increased revenue to finance debt issued to pay for the project. In our case, we have entered into a tax increment financing arrangement with the Community Development Agency of the Village of Adams, Nebraska (the “Agency”), pursuant to which we have received approximately $3,865,000 for project costs related to our ethanol plant. The Agency has issued bonds and in satisfaction of a requirement that we acquire sufficient private financing sufficient to complete the project, we have entered into a loan agreement with Security First Bank, pursuant to which Security First Bank has loaned us $5,035,000. The approximate amounts of the loan proceeds are as follows: available for project costs $3,865,000; capitalized interest $514,000; debt service reserve fund $503,000; and debt issuance costs $153,000.
This loan bears interest at 9.15% until the reset date of June 1, 2014, at which time the interest rate will be determined based on the U.S. Treasury Constant Maturity Index average for the prior month, plus 398 bps, not to exceed 10% or fall below 7.5%. The loan matures in semi-annual increments commencing June 1, 2009. The semi-annual increments commence at $95,000 and increase to $730,000, with a final maturity of December 21, 2021. Interest on the loans is payable semi-annually on June 1 and December 1, commencing on December 1, 2007. We will be assessed taxes on the value of our plant which will be paid to a special debt service fund and then used to pay the payments required on the loan. We have also agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. We are obligated to pay all project costs that exceed the amounts paid from the tax increment financing.
In connection with the bond issuance, the Agency also authorized a Series 2007B Note to the Company under which additional funding to the Company is contingently committed. Under the terms of the agreement the Agency may provide additional funding to the Company up to $2,500,000 to reimburse the Company for Project Costs the Company has paid. However, any such funding to the Company would only be paid if there were tax increment revenues remaining once the bonds have been fully paid.

Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. We did not have any critical accounting estimates as of our fiscal year ended September 30, 2007.
Employees
As of the date of this report, we employ 45 employees, all of which are on a full-time basis.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7. FINANCIAL STATEMENTS.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
E Energy Adams, LLC
Adams, Nebraska
We have audited the accompanying balance sheet of E Energy Adams, LLC (a development stage company), as of September 30, 2007, and the related statements of operations, changes in members’ equity, and cash flows for the years ended September 30, 2007 and 2006, and for the period from inception (March 25, 2005) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E Energy Adams, LLC, (a development stage company) as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 and for the period from inception (March 25, 2005) to September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
December 20, 2007

E ENERGY ADAMS, LLC
(A Development Stage Company)
Balance Sheet

September 30,
2007
ASSETS

Current Assets
Cash and equivalents	$770,909
Restricted cash	424,870
Prepaid and other	237,984
Inventories	157,062

Total current assets	1,590,825

Property, Plant and Equipment
Land	1,054,282
Computers and office equipment	248,876
Construction in progress	82,522,788

Total property and equipment	83,825,946
Less accumulated depreciation	19,278

Net property, plant and equipment	83,806,668

Other Assets
Restricted cash	611,108
Investments and other	94,823
Debt issuance costs, net of amortization	546,974
Other intangibles	428,919

Total other assets	1,681,824

Total Assets	$87,079,317

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$2,475,000
Derivative instruments	15,689
Accounts payable	338,958
Accrued expenses	392,665
Construction and retainage payable	2,302,558
Construction and retainage payable — related party	7,100,430

Total current liabilities	12,625,300

Long-Term Debt, less current maturities	27,861,976

Commitments and Contingencies

Members’ Equity

Member contributions, net of costs related to capital contributions, 5,133 units outstanding	49,957,383
Deficit accumulated during development stage	(3,365,342)

Total members’ equity	46,592,041

Total Liabilities and Members’ Equity	$87,079,317

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Operations

	Year	Year	From Inception
	Ended	Ended	(March 25, 2005)
	September 30,	September 30,	to September 30,
	2007	2006	2007

Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	416,098	552,144	1,096,710
Project coordinator	—	208,258	231,789
General and administrative	1,403,504	376,302	1,849,619

Total operating expenses	1,819,602	1,136,704	3,178,118

Operating Loss	(1,819,602)	(1,136,704)	(3,178,118)

Other Income (Expense)
Other income	146,911	—	151,911
Loss on derivative instruments	(1,569,735)	—	(1,569,735)
Interest income	693,082	566,598	1,266,641
Interest expense	—	(36,041)	(36,041)

Total other income (expense)	(729,742)	530,557	(187,224)

Net Loss	$(2,549,344)	$(606,147)	$(3,365,342)

Weighted Average Units Outstanding	5,133	884	2,416

Net Loss Per Unit	$(497)	$(686)	$(1,393)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Changes in Members’ Equity

	Member	Deficit
	Contributions	Accumulated

Balance — Inception March 25, 2005	$—	$—

Capital contributions - 80 units, $5,000 per unit, April, 2005	400,000

Capital contributions - 114 units, $5,000 per unit, May, 2005	570,000

Cost of raising capital	(17,192)

Net loss for the period ended September 30, 2005		(209,851)

Balance — September 30, 2005	952,808	(209,851)

Capital contributions - 4,939 units, $10,000 per unit, August 2006	49,390,000

Cost of raising capital	(385,425)

Net loss for the period ended September 30, 2006		(606,147)

Balance — September 30, 2006	49,957,383	(815,998)

Net loss for the period ended September 30, 2007		(2,549,344)

Balance — September 30, 2007	$49,957,383	$(3,365,342)

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Statement of Cash Flows

	Year	Year	From Inception
	Ended	Ended	(March 25, 2005)
	September 30,	September 30,	to September 30,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(2,549,344)	$(606,147)	$(3,365,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,903	2,962	19,278
Gain on investment	(92,436)	—	(92,436)
Changes in assets and liabilities
Restricted cash	(1,035,978)	—	(1,035,978)
Derivative instruments	15,689	—	15,689
Prepaid and other	(5,356)	(219,607)	(237,984)
Inventories	(157,062)	—	(157,062)
Accounts payable	232,779	1,082	338,958
Accrued expenses	389,695	2,970	392,665

Net cash used in operating activities	(3,186,110)	(818,740)	(4,122,212)

Cash Flows from Investing Activities
Payments for investment	(2,387)	—	(2,387)
Payments for other intangibles	(428,919)	—	(428,919)
Capital expenditures	(66,691,463)	(7,718,042)	(74,422,958)

Net cash used in investing activities	(67,122,769)	(7,718,042)	(74,854,264)

Cash Flows from Financing Activities
Debt issuance costs	(173,224)	(373,750)	(546,974)
Proceeds from revolving loan, net	1,832,000	—	1,832,000
Proceeds from TIF financing	5,035,000	—	5,035,000
Proceeds from term loan	23,469,976	—	23,469,976
Member contributions	—	49,390,000	50,360,000
Costs related to capital contributions	—	(300,485)	(402,617)

Net cash provided by financing activities	30,163,752	48,715,765	79,747,385

Net Increase (Decrease) in Cash and Equivalents	(40,145,127)	40,178,983	770,909

Cash and Equivalents — Beginning of Period	40,916,036	737,053	—

Cash and Equivalents — End of Period	$770,909	$40,916,036	$770,909

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$—	$36,041	$36,041
Capitalized interest	685,755	—	685,755

Total	$685,755	$36,041	$721,796

Supplemental Disclosure of Noncash Investing and Financing Activities

Land options exercised for land purchased	$—	$7,000	$7,000

Construction in progress in construction payable	$9,402,988	$8,450,209	$9,402,988

Deferred offering costs offset against equity	$—	$385,425	$402,617

Notes to Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. The Company was formed on March 25, 2005 to have an indefinite life. The construction of the ethanol plant was completed in October 2007, and the Company began its plant operations at that time. Prior to October 2007, the Company was in the development stage with its efforts being principally devoted to organizational activities and construction of the plant.
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
Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of a certificate of deposit and totaled approximately $27,000 at September 30, 2007.
The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Restricted Cash
Restricted cash consists of capitalized interest and debt reserve funds, plus interest income, related to the Company’s Tax Increment Financing loan, and totaled $1,035,978 at September 30, 2007. (See Note 5.)
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
Notes to Financial Statements
September 30, 2007
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
Inventory
Inventory consists of raw materials and supplies. Inventory is stated at the lower of average cost or market on a first-in, first-out (FIFO) basis.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company capitalizes construction costs until the assets are placed in service, at which time depreciation will be provided over the assets estimated useful life. As of September 30, 2007, the Company had a construction and retainage payable of approximately $9,403,000.
Debt Issuance Costs
Debt issuance costs are being amortized over the term of the related debt by use of the effective interest method.
Other Intangibles
The Company, as part of the tax increment financing discussed in Note 5, agreed to reimburse Gage County for up to $1,000,000 for the redevelopment of certain county roads near the plant site. Accordingly, the Company will have a beneficial interest, up to an amount reimbursed for these assets, which will be held by Gage County. These assets will be amortized over their estimated economic useful life once placed into service. As of September 30, 2007, the Company had incurred costs of approximately $429,000 relating to this obligation.
Income Taxes
E Energy Adams, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Capitalized Interest
The Company’s policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Fair Value of Financial Instruments
The carrying value of cash and equivalents and derivative instruments approximate fair value.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for (1) financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007 and (2) non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is evaluating the effect, if any, that the adoption of SFAS 157 will have on its results of operations, financial position, and related disclosures.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which includes an amendment of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. This statement provides companies with an option to report selected financial assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations, financial position, and related disclosures.
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
The Company raised additional equity in a public offering using a Form SB-2 Registration Statement filed with the Securities and Exchange Commission (SEC), which was declared effective May 15, 2006. The Offering was for a minimum of 1,990 and up to 5,810 membership units for sale at $10,000 per unit. The minimum purchase requirement was two units for a minimum investment of $20,000. The offering was closed on February 23, 2007 with the issuance of 4,939 units totaling $49,390,000. The Company offset proceeds from the equity offering with offering costs of approximately $402,600.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
3. INCOME TAXES
The Company has adopted a tax year end of December 31. The differences between financial statement basis and tax basis of assets as of September 30, 2007 are estimated approximately as follows:

Financial statement basis of total assets	$87,079,000

Less: Accumulated tax depreciation greater than financial statement basis	33,000

Plus: Organizational and start-up costs expensed for financial reporting purposes	4,555,000

Taxable income tax basis of total assets	$91,601,000

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.
4. DERIVATIVE INSTRUMENTS
In order to reduce risk caused by market fluctuations, the Company hedges its anticipated corn and natural gas purchases by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of the Company’s anticipated requirements of corn and natural gas in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, records in earnings adjustments caused from marking these instruments to market on a monthly basis.
At September 30, 2007, the Company had cash at a brokerage firm, related to derivative instruments, of approximately $314,000 and a corresponding liability related to corn and natural gas options and future positions of approximately $16,000. The Company has recorded a combined loss of approximately $1,570,000, which includes a realized loss of approximately $1,554,000 and an unrealized loss of approximately $16,000.
5. BANK FINANCING
The Company has a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a term loan for $35,000,000 and a revolving loan of $14,500,000. An additional revolving loan for originally $3,000,000, amended to $10,000,000 in May 2007 is provided for the financing of grain inventory, receivables and margin account equity. These loans are secured by substantially all assets.
In May 2007, the Company amended certain terms of its term loan, revolving loan and the additional revolving loan. The amendment temporarily limited the advances available under the term loan to $15,000,000 until the Company received the tax increment financing (TIF) as discussed below. The revolving loan terms were amended to allow the Company to advance funds under those loans, immediately, but the advances are limited to $3,000,000 until such time that the funds available under the term loan have been advanced in its entirety.
Term Loan
The Company is required to make 29 principal quarterly installments of $1,237,500 plus accrued interest beginning six months following substantial completion, but no later than April 1, 2008 until October 1, 2015. In addition to the required payments, the Company will have to make additional principal payments equal to 65% of the Company’s excess cash flow as defined in the loan agreement not to exceed $2,000,000 per fiscal year and an aggregate total of $8,000,000.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
Revolving Loan
At the earlier of either January 1, 2016 or three months following the repayment of the term loan, the Company will be required to make 10 quarterly installments of $1,450,000 plus interest until April 1, 2018. As of September 30, 2007, the outstanding balance on the revolving loan was $1,832,000.
Additional Revolving Loan
In February 2007, the Company amended certain terms of its additional revolving loan, allowing the Company to begin drawing funds, as needed, beginning in February 2007. The Company is required to pay interest monthly until February 1, 2008, when the entire unpaid principal, plus accrued interest and any unpaid fees, costs or expenses shall be due. Prior to this amendment, the funds under this revolving loan were available beginning in November 2007, and due in November 2008.
The Company is required to make monthly interest payments for all loans at a variable rate equivalent to the three-month LIBOR short term index rate plus 3.05% during the construction period. The variable rate will be adjusted to the three month London Inter-Bank Offer Rate (LIBOR) plus 2.8% for any year after the first year of operations in which, at the end of the preceding year, the Company’s owners’ equity, is equal to or greater than 60%. Interest will be calculated on a 360 day basis.
If the Company prepays any portion of the above loans prior to April 1, 2009, the Company will owe a prepayment charge of 3% in addition to certain surcharges. The prepayment charge will be reduced by 1% each year thereafter and any prepayment made on the construction loan after April 1, 2011 will not be subject to a prepayment charge.
The Company has paid approximately $424,000 in debt financing costs and is obligated to pay an annual servicing fee of $25,000. Additionally, the Company will pay the lender an unused commitment fee quarterly equal to 0.5% of the average unused portion of the $14,500,000 revolving loan beginning May 8, 2007 and of the $10,000,000 revolving loan beginning February 1, 2007. As of September 30, 2007, the Company has incurred approximately $13,800 for unused commitment fees.
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
As of October 31, 2007 and November 30, 2007 the Company was out of compliance with their minimum working capital and net worth requirement financial covenants. The Company is currently working with their lending institution to secure a waiver for these requirements.
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

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
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
Long-term debt, as discussed above, consists of the following at September 30, 2007:

Term loan	$23,469,976
Revolving loan	1,832,000
Tax increment financing	5,035,000

Totals	30,336,976
Less amounts due within one year	(2,475,000)

Net long-term debt	$27,861,976

The estimated maturities of long-term debt at September 30, 2007 are as follows:

2008	$2,475,000
2009	5,045,000
2010	5,155,000
2011	5,175,000
2012	5,195,000
Thereafter	7,291,976

Total long-term debt	$30,336,976

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
6. COMMITMENTS AND CONTINGENCIES
Design build agreement
The total cost of the project, including the construction of the ethanol plant and start-up expenses, was originally estimated to be approximately $103,100,000. The Company has signed a lump sum design-build contract with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $67,860,000. As part of the contract, the Company paid a mobilization fee of approximately $5,000,000, subject to retainage. Monthly applications are submitted for work performed in the previous period. Final payment will be due when final completion has been achieved.
The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 485 days from the date construction began, not to exceed $1,000,000. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of September 30, 2007, the Company has incurred approximately $64,368,000 for these services with approximately $7,100,000 included in construction and retainage payable. Subsequent to year end, construction of the plan reached substantial completion, making an early completion bonus of approximately $1,000,000 due
Construction contracts
In October 2006, the Company entered into an agreement with an unrelated contractor for protection of the pipeline facilities from the rail spurs to be constructed. The Company paid approximately $1,087,000 in advance, which is the full estimated cost of the construction of the pipeline protection. Subsequent to year end, the project was completed and the Company will pay approximately $20,000 in additional expenses. The Company also executed a pipeline construction agreement with the contractor for the construction of an interconnection between the ethanol plant and the natural gas pipeline facilities for approximately $627,000. A down payment of approximately $307,000 was made upon execution of the agreement. Two additional payments of $160,000 each were made in March and September 2007. Subsequent to year end, the project was completed and the Company paid approximately $508,000 in additional expenses.
In March 2007, the Company entered into an agreement with an unrelated party for the construction of a spur track for $3,516,000. The Company will make monthly progress payments until substantial completion at which time all remaining amounts will be due. As of September 30, 2007, the Company has incurred approximately $3,148,000 for these services, with approximately $451,700 included in construction and retainage payable.
In March 2007, the Company entered into an agreement with an unrelated contractor for the construction of storage silos with fill and unload equipment for approximately $2,547,000. The Company was required to make a down payment of approximately $255,000 at the time the agreement was executed and will make progressive monthly payments thereafter. Subsequent to year end the project was completed. Total costs incurred on the project were approximately $2,561,000, with approximately $258,000 included in construction and retainage payable.
Consulting contracts
In June 2005, the Company entered into an agreement with a related party to provide organizational and development services. The Company is to pay a development fee equal to $250,000 on the date upon which the Company first generates net income. The Company is also to reimburse the related party for expenses incurred in the performance of his duties. The term of this agreement shall terminate upon the earlier of any of the following — payment in full of the development fee, upon the dissolution, bankruptcy, or insolvency of the Company, the related party’s voluntary resignation as a member of the board, or by mutual written agreement of the parties. In the first quarter of fiscal 2008 the Company began generating net income, making this development fee due.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
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
Utility Contracts
In March 2006, the Company entered into an agreement with an unrelated party to purchase and receive electric power and energy. The Company is obligated to pay a minimum of $30,000 per month for service or having service available, commencing with the first full billing period. The agreement shall remain in effect for five years following the first billing period and thereafter until terminated by either party giving to the other six months notice in writing. In November 2007, the agreement was amended to require a consumer deposit in the amount of $136,000. Prior to this amendment, the Company was to be required to provide a letter of credit in favor of the unrelated party for this same amount.
In August 2006, the Company entered into an agreement with an unrelated party to provide the transportation of natural gas required by the Company for the period from November 2007 and for ten years thereafter. The contract includes an agreed upon rate for the delivery of the natural gas for the ten year term.
Leases
In May 2007, the Company entered into a five-year operating lease agreement with an unrelated party for a Locomotive, totaling approximately $133,000 per year. The agreement commenced in September 2007, with the first payment due in October 2007. The Company is required to keep physical damage and liability insurance on the equipment. At the end of the five-year lease, the Company has the option to purchase the equipment for 20% of the original equipment cost or to renew the lease for an additional 24 months.
In August 2007, the Company entered into a five-year operating lease agreement with an unrelated party for railroad cars, totaling approximately $529,000 per year. The agreement commenced in September 2007, with the first payment due in October 2007. The Company is also required to pay additional mileage rental in the event that the miles traveled by all cars leased average more than 36,000 miles in any twelve-month rolling period. The Company is also required to keep comprehensive general liability insurance on the cars.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007
In October 2007, the Company entered into two separate twenty-four month operating lease agreements with an unrelated party for equipment. The Company is required to pay a total of $7,324 in monthly lease payments. The Company is required to keep insurance on the equipment. At the end of the lease terms, the Company has the option to purchase the equipment for $50,000 and $40,000, respectively.
The minimum future operating lease payments are as follows:

2008	$750,478
2009	750,478
2010	662,586
2011	662,586
2012	662,586

Total minimum operating lease payments	$3,488,714

Marketing Agreement
In October 2006, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of the majority of the ethanol the Company is expected to produce. The Company will receive payment for the ethanol sold based on the Alliance Net Pool Price as defined in the agreement, net of a commission of .75% of the total Alliance Net Pool Price. The initial term is for three years beginning in the month when ethanol production begins with renewal options thereafter in one year increments.
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
Corn Contracts
Currently, the Company has forward corn purchase contracts for delivery through March 2009 for a total commitment of approximately $13,116,000. Of the total corn purchase contracts, approximately 34% are with members of the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
Item 8A. CONTROLS AND PROCEDURES.
Our management, including our CEO (the principal executive officer), Carl D. Sitzmann, along with our CFO (the principal financial officer), Nicholas E. Stovall, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 8B. OTHER INFORMATION.
None.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing the definitive proxy statement no later than 120 days after the end of the last fiscal year.
Item 10. EXECUTIVE COMPENSATION.
The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing the definitive proxy statement no later than 120 days after the end of the last fiscal year.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing the definitive proxy statement no later than 120 days after the end of the last fiscal year.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing the definitive proxy statement no later than 120 days after the end of the last fiscal year.

Item 13. EXHIBITS.

Exhibit		Method of
No.	Description	Filing

3.1	Articles of Organization of E Energy Adams, LLC	1

3.2	Operating Agreement of E Energy Adams, LLC	1

14.1	Code of Ethics	2

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our Registration Statement on Form SB-2, No. 333-128902, originally filed on October 7, 2005.

(2)
Incorporated by reference to the exhibit of the same number in our Annual Report on Form 10-KSB for our Fiscal Year Ended September 30, 2006, filed with the Securities and Exchange Commission on December 21, 2006.

(*)	Filed herewith.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing the definitive proxy statement no later than 120 days after the end of the last fiscal year.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC
Date: December 20, 2007	/s/ Carl D. Sitzmann
Carl D. Sitzmann
Chief Executive Officer

Date: December 20, 2007	/s/ Nicholas E. Stovall
Nicholas E. Stovall
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 20, 2007	/s/ Carl D. Sitzmann
Carl D. Sitzmann,
Chief Executive Officer

Date: December 20, 2007	/s/ Nicholas E. Stovall
Nicholas E. Stovall
Chief Financial Officer

Date: December 20, 2007	/s/ Jack L. Alderman
Jack L. Alderman, Chairman, Director

Date: December 20, 2007	/s/ Duane H. Wollenburg
Duane H. Wollenburg, Vice-Chairman, Director

Date: December 20, 2007	/s/ Nicholas J. Cusick
Nicholas J. Cusick, Treasurer, Director

Date: December 20, 2007	/s/ Dennis L. Boesiger
Dennis L. Boesiger, Secretary, Director

Date: December 20, 2007	/s/ Vinson W. VanEngen
Vinson W. VanEngen, Director

Date: December 20, 2007	/s/ Kenneth S. Brinkman
Kenneth S. Brinkman, Director

Date: December 20, 2007	/s/ Mark O. Weber
Mark O. Weber, Director

Date: December 20, 2007	/s/ Steven L. Dean
Steven L. Dean, Director

Date: December 20, 2007	/s/ Ron L. Miller
Ron L. Miller, Director

Date: December 20, 2007	/s/ William R. Riechers
William R. Riechers, Director

Date: December 20, 2007	/s/ Amy J. Johnston
Amy J. Johnston, Director

Date: December 20, 2007	/s/ Gary R. Bentzinger
Gary R. Bentzinger, Director

Date: December 20, 2007	/s/ Tom Roode
Tom Roode, Director