Form 10QSB
period 2007-12-31
E ENERGY ADAMS LLC
filed 2008-02-14
CIK 1328067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended December 31, 2007
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
As of January 31, 2008 there were 5,133 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes      ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
E ENERGY ADAMS, LLC
Condensed Balance Sheet

December 31,
2007
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$3,823,503
Restricted cash	2,575,885
Trade accounts receivable	6,628,865
Inventories	5,675,130
Prepaid and other	709,708

Total current assets	19,413,091

Property and Equipment
Land	1,054,282
Land improvements	4,022,102
Computers and office equipment	427,124
Buildings	9,743,667
Equipment	72,617,050
Railroad improvements	4,233,334
Rolling stock	8,690

Total property and equipment	92,106,249
Less accumulated depreciation	1,206,202

Net property and equipment	90,900,047

Other Assets
Restricted cash	516,029
Investments and other	94,823
Debt issuance costs, net of amortization	507,721
Other intangibles, net of amortization	991,665

Total other assets	2,110,238

Total Assets	$112,423,376

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Additional revolving loan	$8,086,481
Current maturities of long-term debt	3,712,500
Accounts payable	4,112,906
Construction and retainage payable	349,535
Construction and retainage payable — related party	179,302
Accrued expenses	638,256
Derivative instruments	2,343,520

Total current liabilities	19,422,500

Long-Term Debt, less current maturities	49,417,679

Note payable — related party	1,000,000

Members’ Equity

Member contributions, net of costs related to capital contributions, 5,133 units outstanding at December 31, 2007	42,583,197

Total members’ equity	42,583,197

Total Liabilities and Members’ Equity	$112,423,376

Notes to Condensed Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Operations

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$16,965,279	$—

Cost of Goods Sold	19,221,637	—

Gross Profit (Loss)	(2,256,358)	—

Operating Expenses
Professional and consulting fees	216,981	151,057
General and administrative	805,569	115,720

Total operating expenses	1,022,550	266,777

Operating Loss	(3,278,908)	(266,777)

Other Income (Expense)
Other income	24,524	—
Interest income	19,628	383,212
Interest expense	(774,088)	—

Total other income (expense)	(729,936)	383,212

Net Profit (Loss)	$(4,008,844)	$116,435

Weighted Average Units Outstanding	5,133	5,133

Net Profit (Loss) Per Unit	$(781)	$23

Notes to Condensed Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(4,008,844)	$116,535
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,268,987	1,734
Change in fair value of derivative instruments	2,327,831	—
Changes in assets and liabilities
Restricted cash	(2,239,605)	—
Accounts receivable	(6,628,865)	—
Prepaid and other	(471,724)	43,344
Inventories	(5,518,068)	—
Accounts payable	3,773,948	(1,633)
Accrued expenses	245,591	3,337

Net cash provided by (used in) operating activities	(11,250,749)	163,317

Cash Flows from Investing Activities
Payments for other intangibles	(571,079)	—
Capital expenditures	(16,188,931)	(16,435,695)

Net cash used in investing activities	(16,760,010)	(16,435,695)

Cash Flows from Financing Activities
Proceeds from additional revolving loan	8,086,481	—
Proceeds from term loans	22,793,203	—
Change in restricted cash	183,669	—

Net cash provided by financing activities	31,063,353	—

Net Increase (Decrease) in Cash and Equivalents	3,052,594	(16,272,378)

Cash and Equivalents — Beginning of Period	770,909	40,916,036

Cash and Equivalents — End of Period	$3,823,503	$24,643,658

Supplemental Cash Flow Information
Cash paid during the period for interest	$671,727	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in accounts payable	$528,837	$5,751,546

Construction costs in Note payable, related party	$1,000,000	$—

Notes to Condensed Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended September 30, 2007, contained in the Company’s annual report on Form 10-KSB.
In the opinion of management, the interim financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
E Energy Adams, LLC, (a Nebraska Limited Liability Company) was organized with the intentions of developing, owning and operating a 50 million gallon dry mill corn-processing ethanol plant in Gage County, Nebraska. The Company was formed on March 25, 2005 to have an indefinite life. The Company was in the development stage until October 2007, when the Company commenced operations.
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
Revenue Recognition
The Company sells ethanol and related products pursuant to marketing agreements. Revenues from the production of ethanol and the related products are recorded when the customer has taken title and assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. The Company’s products are sold FOB shipping point.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Commissions were approximately $108,000 for the three months ended December 31, 2007. No commissions were paid for the period ending December 31, 2006.
Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of a certificate of deposit and totaled approximately $27,800 at December 31. 2007.
The Company maintains its accounts primarily at two financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Restricted Cash
Restricted cash consists of capitalized interest and debt reserve funds, plus interest income, related to the Company’s Tax Increment Financing loan, and totaled approximately $852,300 at December 31, 2007. (Note 4) Additionally, the Company has restricted cash of approximately $2,239,600 related to its derivative instruments (Note 3)
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At December 31, 2007, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is at least possible this estimate will change in the future.
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives are recorded in cost of goods sold.
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

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
Inventories
Inventories consists of raw materials; work in process, and finished goods. Corn is the primary raw material and along with other raw materials, is stated at the lower of average cost or market. Finished goods consist of ethanol, dried distiller grains and modified wet distiller grains, and are stated at the lower of first in first-out (FIFO method) cost or market.
Property and Equipment
Property and equipment is stated at cost. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations in October 2007 and began depreciating the plant assets at that time. Depreciation is computed using the straight-line method over the following estimated useful lives:

Land improvements	15-20 years
Office building	10-20 years
Office equipment	5 years
Plant and process equipment	10-20 years
Debt Issuance Costs
Debt issuance costs are being amortized over the term of the related debt by use of the effective interest method.
Other Intangibles
The Company, as part of the tax increment financing discussed in Note 4, agreed to reimburse Gage County for the redevelopment of certain county roads near the plant site. Accordingly, the Company will have a beneficial interest, up to the amount reimbursed for these assets, which will be held by Gage County. These assets are being amortized over their estimated economic useful life, of approximately 20 years, by use of the straight-line method. As of December 31, 2007, the Company had incurred costs of approximately $1,000,000 relating to this obligation, and recorded amortization of approximately $8,300.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at December 31, 2007 or 2006.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
Fair Value
The carrying value of cash and equivalents approximates their fair value. The Company believes the carrying amount of derivative instruments approximates fair value based on quoted market prices.
It is not currently practicable to estimate fair value of the additional revolving loan or long-term debt. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Note 4, there are no readily determinable similar instruments on which to base an estimate of fair value.
2. INVENTORIES
Inventories consist of the following as of December 31, 2007:

Raw materials	$3,575,505
Work in progress	819,131
Finished goods	1,280,494

Total	$5,675,130

3. DERIVATIVE INSTRUMENTS
In order to reduce risk caused by market fluctuations, the Company hedges its anticipated corn, natural gas purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of the Company’s anticipated requirements of corn and natural gas in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges for accounting purposes and, therefore, records in earnings any change in underlying fair value.
At December 31, 2007, the Company had restricted cash of approximately $2,240,000 and cash at a brokerage firm of approximately $85,000, related to derivative instruments. The Company had a corresponding liability related to corn and natural gas options and future positions of approximately $2,334,000 at December 31, 2007. The Company has also recorded unrealized and realized losses of approximately $4,926,000 for the three month period ended December 31, 2007 and is included in Cost of Goods Sold.
4. BANK FINANCING
In August 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a construction term loan for $35,000,000 and a construction revolving loan of $14,500,000. An additional revolving loan for originally $3,000,000, amended to $10,000,000 in May 2007 is provided for the financing of grain inventory, receivables and margin account equity. These loans are secured by substantially all assets.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
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
Revolving Loan
At the earlier of either January 1, 2016 or three months following the repayment of the term loan, the Company will be required to make 10 quarterly installments of $1,450,000 plus interest until April 1, 2018. As of December 31, 2007, the outstanding balance on the revolving loan was approximately $13,095,000.
Additional Revolving Loan
In February 2007, the Company amended certain terms of its additional revolving loan, allowing the Company to begin drawing funds, as needed, beginning in February 2007. The Company is required to pay interest monthly until February 1, 2008, when the entire unpaid principal, plus accrued interest and any unpaid fees, costs or expenses shall be due. Prior to this amendment, the funds under this revolving loan were available beginning in November 2007 and due in November 2008. As of December 31, 2007, the outstanding balance on the additional revolving loan was approximately $8,086,000.
The Company is required to make monthly interest payments for all loans at a variable rate equivalent to the three-month London Inter-Bank Offer Rate (LIBOR) short term index rate plus 3.05% during the construction period. The variable rate will be adjusted to the three month LIBOR rate plus 2.8% for any year after the first year of operations in which, at the end of the preceding year, the Company’s owners’ equity is equal to or greater than 60%. Interest will be calculated on a 360 day basis.
If the Company prepays any portion of the above loans prior to April 1, 2009, the Company will owe a prepayment charge of 3% in addition to certain surcharges. The prepayment charge will be reduced by 1% each year thereafter and any prepayment made on the construction loan after April 1, 2011 will not be subject to a prepayment charge.
The Company has paid approximately $424,000 in debt financing costs and is obligated to pay an annual service fee of $25,000. Additionally, the Company will pay the lender an unused commitment fee quarterly equal to 0.5% of the average unused portion of the $14,500,000 revolving loan beginning May 8, 2007 and of the $10,000,000 revolving loan beginning February 1, 2007. As of December 31, 2007, the Company has incurred approximately $16,400 for unused commitment fees.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
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
As of December 31, 2007, the Company was out of compliance with their minimum working capital and net worth requirement financial covenants. On February 13, 2008, the financial institution provided the Company with a waiver for the covenants that were out of compliance.
In January 2008, the Company entered into a subordinated debt agreement with their financial institution for $2,500,000 at a rate of 6.5% annually with the purpose of building their working capital to cure the existing default. For the first two years, the Company is required to make minimum annual payments of at least the unpaid accrued interest on the last day of each fiscal year. After two years, the debt will be amortized over five years, with payments due annually. All payments are subject to the Company’s continued compliance with the original loan agreement.
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
December 31, 2007
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
Long-term debt, as discussed above, consists of the following at December 31, 2007:

Term note	$35,000,000
Revolving loan	13,095,179
Tax increment financing	5,035,000
Note payable, related party	1,000,000

Totals	54,130,179
Less amounts due within one year	(3,712,500)

Net long-term debt	$50,417,679

The estimated maturities of long-term debt at December 31, 2007 are as follows:

2008	$3,712,500
2009	6,145,000
2010	5,165,000
2011	5,185,000
2012	5,205,000
After 2013	28,717,976

Total long-term debt	$53,130,179

5. COMMITMENTS AND CONTINGENCIES
Design build agreement
The total cost of the project, including the construction of the ethanol plant and start-up expenses, was originally expected to be approximately $103,100,000. The Company has signed a lump sum design-build contract with a contractor, a related party, to design and build the ethanol plant at a total contract price of approximately $67,860,000. As part of the contract, the Company paid a mobilization fee of approximately $5,000,000, subject to retainage. Monthly applications will be submitted for work performed in the previous period. Final payment will be due when final completion has been achieved.
The design-build agreement included a provision whereby the general contractor would receive an early completion bonus of $10,000 per day for each day the construction is complete prior to 485 days from the date construction began, not to exceed $1,000,000. The construction was completed prior to the 485 days. The Company has recorded the $1,000,000 early completion bonus as a note payable at December 31, 2007. The Company is converting the $1,000,000 payable to a two year term note with the general contractor, with interest charged at 10.0%, payable annually. At the end of the note, the entire principal balance will be due. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage. As of December 31, 2007, the Company has incurred approximately $64,397,000 for these services with approximately $179,000 included in construction and retainage payable.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
Construction contracts
In October 2006, the Company entered into an agreement with an unrelated contractor for protection of the pipeline facilities from the rail spurs to be constructed. The Company paid approximately $1,087,000 in advance, which is the full estimated cost of the construction of the pipeline protection. Subsequent to year end, the project was completed and the Company will pay approximately $20,000 in additional expenses. The Company also executed a pipeline construction agreement with the contractor for the construction of an interconnection between the ethanol plant and the natural gas pipeline facilities for approximately $627,000. A down payment of approximately $307,000 was made upon execution of the agreement. As of December 31, 2007, the Company has incurred an additional $828,000 for these services, with approximately $508,000 included in construction and retainage payable.
In March 2007, the Company entered into an agreement with an unrelated party for the construction of a spur track for $3,516,000. The Company will make monthly progress payments until substantial completion at which time all remaining amounts will be due. As of December 31, 2007, the Company has incurred approximately $3,148,000 for these services.
In March 2007, the Company entered into an agreement with an unrelated contractor for the construction of storage silos with fill and unload equipment for approximately $2,547,000. The Company was required to make a down payment of approximately $255,000 at the time the agreement was executed and will make progressive monthly payments thereafter. Subsequent to year end the project was completed. Total costs incurred on the project were approximately $2,561,000, with approximately $234,000 included in construction and retainage payable.
Consulting contracts
In June 2005, the Company entered into an agreement with a related party to provide organizational and development services. The Company is to pay a development fee equal to $250,000 on the date upon which the Company first generates net income. The Company paid this development fee in January 2008. The Company is also to reimburse the related party for expenses incurred in the performance of his duties.
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

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
Utility Contracts
In March 2006, the Company entered into an agreement with an unrelated party to purchase and receive electric power and energy. The Company is obligated to pay a minimum of $30,000 per month for service or having service available, commencing with the first full billing period. The agreement shall remain in effect for five years following the first billing period and thereafter until terminated by either party giving to the other six months notice in writing. In November 2007, the agreement was amended to require a consumer deposit in the amount of $136,000. Prior to this amendment, the Company was to be required to provide a letter of credit in favor of the unrelated party for this same amount. As of December 31, 2007, the Company has incurred approximately $273,000 for services.
In August 2006, the Company entered into an agreement with an unrelated party to provide the transportation of natural gas required by the Company for the period from November 2007 and for ten years thereafter. The contract includes an agreed upon rate for the delivery of natural gas for the ten year term.
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
The minimum future operating lease payments are as follows:

2008	$562,859
2009	750,478
2010	662,586
2011	662,586
2012	651,471

Total minimum lease payments	$3,289,980

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Financial Statements (Unaudited)
December 31, 2007
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
In March 2007, the Company entered into a marketing agreement with an unrelated party for the marketing, sale and delivery of dried distiller grain solubles (DDGS), wet distillers grains (WDG), and solubles the Company is expected to produce. The Company will receive payment for the products sold based on a percentage (98% for DDGS, 96% for WDG, but not at a price of less than $1.50/ton fee for DDGS and WDG, and a $2.00/ton fee for solubles) of the actual sales price as defined in the agreement. The initial term is for one year commencing as of the startup of production and will continue until terminated by either party providing a 90 day advance written notice.
Corn Contracts
Currently, the Company has forward corn purchase contracts for delivery through November 2009 for a total commitment of approximately $16,140,000. Of the total corn purchase contracts, approximately 29% are with members of the Company.
Employment Contracts
In December 2007, the Company entered into an employment agreement for a plant manager. The Company may terminate the agreement with cause at any time without prior notice to the employee and without cause with 30 days notice to the employee. The employee may terminate the agreement with at least 60 days notice to the Company, however, if the employee terminates the agreement prior to one year from the effective date, the employee will be required to repay all reasonable recruiting costs incurred by the Company in recruiting him and his replacement.

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
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the following factors:
•	Changes in the availability and price of corn;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture or automobile industries;

•	Fluctuation in U.S. oil consumption and petroleum prices;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility in south eastern Nebraska;

•	Competition from alternative fuel additives;

•	Changes in interest rates affecting our debt service payments;

•	Our ability to generate free cash flow to invest in our business, service our debt and pay our operating expenses as they are incurred; and

•	Our ability to retain key employees and maintain labor relations.
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

Available Information
Information about us is also available on our website at www.eenergyadams.com, under “Investor Relations — SEC Compliance,” which includes links to previous reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Quarterly Report on Form 10-QSB.
Overview
E Energy Adams, LLC (referred to herein as “we,” “us,” the “Company,” or “E Energy Adams”) is a Nebraska limited liability company formed on March 25, 2005 for the purpose of developing, constructing and operating a 50 million gallon per year (MGY) corn-based ethanol plant on our site in southeastern Nebraska near the Village of Adams. On October 27, 2007, we began plant operations and are currently producing fuel-grade ethanol and distillers grains at the Adams facility. Our plant has a nameplate production capacity of 50 million gallons per year. Following the first week of operations, the plant has consistently met or exceeded the 50 million gallon nameplate production guarantee provided by our general contractor, Fagen, Inc.
Our revenues as of December 31, 2007 were derived primarily from the sale and distribution of our ethanol and distillers grains. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.
Due to the fact we became operational in late October 2007, we do not have comparable income, production and sales data for the three months ended December 31, 2006 with which you can compare against the three month period ended December 31, 2007. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal quarter ended December 31, 2006, with our fiscal quarter ended December 31, 2007, it is important that you keep this in mind.
Results of Operations for the Three Months Ended December 31, 2007
During the fiscal quarter ended December 31, 2007, we transitioned from a development stage company to an operational company. The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2007:

	Three Months Ended
	December 31, 2007
	(Unaudited)
Income Statement Data	Amount	%
Revenues	$16,965,279	100.0

Cost of Goods Sold	$19,221,637	113.3

Gross Profit (Loss)	$(2,256,358)	13.3

Operating Expenses	$1,022,550	6.0

Operating Loss	$(3,278,908)	19.3

Other Income	$24,524	(.2)

Interest Expense	$(774,088)	4.6

Interest Income	$19,628	(.1)

Net Loss	$(4,008,844)	23.6

Revenues
Our revenues for the three months ended December 31, 2007 were $16,965,279. These revenues were generated from the sale of both fuel ethanol and distillers grains. Ethanol prices substantially increased during the three months ended December 31, 2007 due to strong demand for ethanol. However, an increase in supply of ethanol from new plants and expansions scheduled to begin production in the upcoming months may place downward pressure on the price of ethanol. Demand for ethanol will need to continue to grow to offset the increasing supply.
The principal purchasers of ethanol are petroleum terminals located throughout the United States. These terminals blend ethanol into gasoline as mandated by the renewable fuels standard (“RFS”) which was created by the Energy Policy Act of 2005. The RFS has led to significant new investment in ethanol production across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.
The RFS originally began at 4 billion gallons in 2006 and was to increase to 7.5 billion gallons by 2012. The RFS for 2007 was 4.7 billion gallons, and the Renewable Fuels Association estimated that actual domestic ethanol production for 2007 was approximately 6.5 billion gallons, which was well above the RFS mandate of 4.7 billion gallons. On December 19, 2007, President George W. Bush signed into law the Energy Independence and Security Act of 2007, which increases the RFS requirement for 2008 to 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 15 billion of which must be corn-based ethanol with the remainder from non-corn based ethanol sources. The Act also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry. As of January 29, 2008, the Renewable Fuels Association reported that there are currently 139 ethanol plants in operation nationwide that have the capacity to annually produce approximately 7.8 billion gallons of ethanol. In addition, the RFA reports that there are 61 new ethanol plants under construction and 7 expansions of existing plants constituting another 5.5 billion gallons of annual capacity.
The increased production of ethanol has led to an increased supply of distillers grains. Increasing supplies of distillers grains to the market from other plants could reduce the price that our marketer, CHS, will be able to charge for our distillers grains. This could have a negative impact on our revenues. However, to date, demand for distillers grains in our area has kept pace with supply, as more users of animal feed (for cattle, swine and poultry) are becoming familiar with distillers grains and are incorporating distillers grains into their rations instead of using corn. Prices for distillers grains generally move in tandem with corn prices. Therefore, distillers grains prices were relatively high during the quarter ended December 31, 2007, and are expected to stabilize at these levels in the short term.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 113.3% for the three months ended December 31, 2007. The cost of goods sold in excess of our revenues has led to negative gross profit available to cover our operating expenses. Since we have begun operations we have included approximately $1,175,000 in depreciation related to our plant in cost of goods sold. For the period ended December 31, 2007, we have sustained significant hedging losses of approximately $4,926,000 against the market positions of our commodities pertaining to contracts throughout the current period and all of calendar year 2008. These losses have all been reflected in current cost of goods sold in accordance with GAAP provisions and are the primary cause of our negative gross profit margin.

Additionally, corn costs significantly impact our cost of goods sold. On January 11, 2008, the United States Department of Agriculture (“USDA”) released its Crop Production report, which estimated the 2007 grain corn crop at 13.07 billion bushels, which is 24% larger than the 2006 corn crop. Despite the large 2007 corn crop, corn prices have increased sharply since 2006 and remained high throughout 2007. We expect corn prices to remain at current price levels well into 2008 due to strong domestic and export demand. In addition, newly constructed ethanol plants and expansions of existing plants in our geographical area may lead to increased demand for corn, higher prices and possibly an inadequate supply of corn from local producers. Increases in corn prices without accompanying increases in ethanol prices may negatively impact our profitability by increasing our cost of goods and reducing our net operating income. Variables such as planting conditions and the number of corn acres planted will likely cause market uncertainty and create corn price volatility as the 2008 growing season begins.
We expect natural gas prices to maintain their current levels into 2008. However, if global demand for natural gas increases, we would expect prices to increase. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.
Operating Expenses
Our operating expenses as a percentage of revenues was 6.0% for the three months ended December 31, 2007, and consists primarily of office labor, accounting and legal fees.
Interest Expense and Interest Income
Interest expense as a percentage of revenues was 4.6% for the three months ended December 31, 2007. We expect that this percentage will be consistent or possibly lower during the remainder of the fiscal year as the decreases in outstanding balances may be offset by a decrease in interest rates on variable rate debt.
Net Income (Loss)
Our statement of operations shows a loss of $4,008,844 during the first fiscal quarter ended December 31, 2007. The primary reason for our loss is due to the hedging losses we incurred during the quarter. Hedge losses are a cost of doing business. Our hedge losses were attributable to short positions taken in the ethanol market before prices climbed approximately $0.40 per gallon unexpectedly in a relatively short period of time. In addition, due to the mark-to-market requirements of U.S. GAAP accounting of our undesignated hedges, all negative positions were reported on our statement of operations as of the end of the quarter (December 31) even though a portion of our hedge positions (approximately $3,000,000) were actually for calendar year 2008. Due to timing differences in using mark-to-market accounting for our derivative instruments, we expect the impact of the loss reflected in our hedged volume will be more than offset by future gains realized on the sale of our ethanol into a higher priced market.
Plan of Operations for the Next 12 Months
We plan to spend the next 12 months focused on plant operations, including the following three primary functions: (i) management of cost-effective purchasing of the critical inputs to our production process which include corn and natural gas; (ii) optimizing the production process in such a way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our principal products, which consist of ethanol and distillers grains. We expect to have sufficient cash on hand to cover all costs associated with operating the plant.
Permitting
We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. The plant’s emissions must be tested within 180 days of start-up of production. We anticipate emissions testing to take place during February or March 2008. We expect the plant to satisfy the prescribed emission standards allowing the plant to continue operating at or slightly above its nameplate production capacity of 50 million gallons of ethanol per year.

Marketing Agreements
Aventine Renewable Energy, Inc. (“Aventine”) markets our ethanol and Cenex Harvest States, Inc. (“CHS”) markets our distillers grains by rail and truck. Our contracts with these unrelated parties are critical to our success, and we are very dependent on both of these companies. We are independently marketing a small portion of our ethanol to local markets; however, if local markets do not supply competitive prices, we may market all of our ethanol through Aventine.
Commodity Price Risk Protection
In order to reduce risk caused by market fluctuations, we hedge our anticipated corn and natural gas purchases and ethanol sales by entering into futures and options contracts. These contracts are intended to effectively fix the purchase and sales prices of our commodities.
The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of derivatives is continually subject to change due to changing market conditions. We do not formally designate these instruments as hedges and, therefore, we record earnings adjustments caused from marking these instruments to market on a monthly basis.
As of December 31, 2007, we had recorded restricted cash, related to derivative instruments, of approximately $2,240,000 and a corresponding liability related to corn and natural gas options and future positions of approximately $2,334,000. We have recorded a combined loss which includes unrealized and realized losses of approximately $4,926,000 for the three month period ended December 31, 2007, which is recorded in cost of goods sold.
Employees
As of December 31, 2007, we employed 45 full-time employees.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.
Liquidity and Capital Resources
The following table shows cash flows for the three months ended December 31, 2007:

Three Months Ended
12/31/07 (unaudited)
Net cash used in operating activities	$11,250,749
Net cash used in investing activities	$16,760,010
Net cash provided by financing activities	$31,063,353
Cash Flow From Operations
We began operations at our plant on October 27, 2007. The net cash used by operating activities was $11,250,749 for the three months ended December 31, 2007. Net cash provided by operating activities consists of a net loss of $4,008,844 and net non-cash expenses of $7,241,905. Increases in ethanol prices and corn costs resulted in higher carrying values for receivables and inventories. Investments in commodities contracts were utilized to protect against adverse price fluctuations with corn and natural gas.

Cash Flow From Investing Activities
The net cash used in investing activities was $16,760,010 for the three months ended December 31, 2007. We spent $571,079 on certain intangibles and $16,188,931 on various pieces of equipment and construction of our plant.
Cash Flow From Financing Activities
Net cash provided by financing activities was $31,063,353 for the three months ended December 31, 2007, consisting of $8,086,481 from a seasonal loan and $22,793,203 from long-term debt financing obligations, and changes in restricted cash related to financing activities of $183,669.
Short-Term and Long-Term Debt Sources
Senior Credit Facility: Our senior credit facility is with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”). The facility includes a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into an additional revolving loan for $10,000,000 for the purpose of financing our grain inventory, receivables and margin account equity. As of December 31, 2007 the outstanding balances of the original revolving loan was approximately $13,095,000 and the outstanding balance of the additional revolving loan was approximately $8,086,000.
We must pay interest on the above loans at variable rates equivalent to the London InterBank Offered Rates (“LIBOR”) Short Term Index Rate plus 3.05%. The variable rate will be adjusted to the three-month LIBOR Short Term Index Rate (LIBOR + 280 basis points) for any year after the first year of operations in which, at the end of the preceding year, our owners’ equity (defined as net worth to total tangible assets) is equal to or greater than 60%, provided we are not otherwise in default. Interest will be calculated on a 360-day basis.
We have paid an origination fee of $371,250 to Farm Credit for the loans and we must pay an annual administration fee of $25,000 to Farm Credit. For the revolving credit facility and the line of credit facility, we will pay a non-use fee in the event that the average outstanding balance on these facilities is less than the maximum principal balance of said facilities. This fee will be equal to 0.5% per annum of the difference between the maximum principal balance and the actual usage. This fee will be due quarterly. As of December 31, 2007 we have incurred approximately $16,400 in unused commitment fees.
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
During the term of our loans with Farm Credit, we will be subject to various financial and non-financial covenants that include, among other items, the following requirements: (1) maintenance of working capital of not less than $5,000,000 and increasing to $5,500,000 at fiscal year end; (2) maintenance of a certain debt coverage ratio, as defined in the Credit Agreement; and (3) maintenance of a minimum tangible net worth of at least $49,000,000, increasing to at least $50,000,000 at fiscal year end 2008 and increasing to at least $52,000,000 at fiscal year end 2009 and thereafter.

On December 12, 2007, Farm Credit notified us that we were not in compliance with our working capital and net worth covenants. On February 13, 2008, Farm Credit provided us with a waiver for the covenants that were out of compliance. We are currently discussing these issues with Farm Credit as we work towards returning to full compliance with these covenants. Subsequent to the end of the period covered by this report, we entered into a subordinated debt agreement for additional working capital, which should allow us to return to compliance with these covenants. See “Subordinated Debt Financing” below.
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
Subordinated Debt Financing. Subsequent to the end of the period covered in this report, we entered into a Subordinated Debt Agreement with North Star Bank, a Minnesota corporation. The Subordinated Debt Agreement was entered into for the purpose of increasing our working capital. The additional working capital of $2,500,000 borrowed pursuant to the agreement will allow us to reestablish compliance with the working capital covenants required under our senior credit facility with Farm Credit. The subordinated debt will accrue interest at a rate of 6.5% per annum. We are obligated to make interest only payments on September 30, 2008 and September 30, 2009. On January 29, 2010 the unpaid principal will be amortized over a five year period and we will be obligated to repay the principal and accrued interest in five equal annual payments commencing in 2011. All payments are subject to our continued compliance with the Farm Credit obligations and are subordinate to the repayment of our obligations under the Farm Credit senior credit facilities. We will be considered in default under the Subordinated Debt Agreement if we fail to make any payment.
Tax Increment Financing. We have entered into a tax increment financing arrangement with the Community Development Agency of the Village of Adams, Nebraska (the “Agency”), pursuant to which we have received approximately $3,865,000 for project costs related to our ethanol plant. The Agency has issued bonds and in satisfaction of a requirement that we acquire sufficient private financing sufficient to complete the project, we have entered into a loan agreement with Security First Bank, pursuant to which Security First Bank has loaned us $5,035,000. The approximate amounts of the loan proceeds are as follows: available for project costs $3,865,000; capitalized interest $514,000; debt service reserve fund $503,000; and debt issuance costs $153,000.
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

Item 3. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Carl D. Sitzmann, along with our Chief Financial Officer (the principal financial and accounting officer), Nicholas E. Stovall, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of December 31, 2007, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
At a regular meeting of the directors held on October 31, 2007, the directors adopted a Board of Directors Compensation Plan (“the Plan”). The Plan applies only to those certain directors elected to serve on the board pursuant to our Operating Agreement and shall not apply to any directors appointed to serve on our board. The Plan provides compensation in the amount of $750 per director for each regularly scheduled board meeting attended in person and $375 per director for each regularly scheduled board meeting attended by teleconference. Directors shall be paid $200 for each committee meeting attended in person and $100 for each committee meeting attended by teleconference. In addition to compensation for regular and committee meeting attendance, the board chairperson shall receive $2,500 every quarter during his/her time served as chairperson of the board. Committee chairpersons shall receive $500 every quarter during his/her time served as a chairperson of a committee. The Plan establishes annual maximum compensation for a director as follows: (i) the board chairperson shall receive a maximum of $25,000 in compensation for service on the board; (ii) committee chairpersons shall receive a maximum of $13,500 for service on the board; and (iii) the remaining board members shall receive a maximum of $11,500 per year for service on the board. In addition, all directors will be entitled to reimbursement for travel expenses incurred for attendance at a board or committee meeting as follows: (i) transportation by vehicle at the current IRS approved rate; (ii) transportation by air at the lowest available coach fare; (iii) local lodging at a maximum of $100 per night; and (iv) vehicle rental expenses. All reimbursements are subject to approval by the Company’s Chief Financial Officer.

Item 6. Exhibits
The following exhibits are incorporated by reference in this report:

Exhibit No.	Description	Method of Filing
10.1	Subordinated Debt Agreement between E Energy Adams, LLC and North Star Bank dated January 29, 2008	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC

Date: February 14 , 2008	/s/ Carl D. Sitzmann Carl D. Sitzmann
Chief Executive Officer (Principal Executive Officer)

Date: February 14 , 2008	/s/ Nicholas E. Stovall Nicholas E. Stovall Chief Financial Officer (Principal Financial Officer)