Form 10QSB
period 2008-03-31
E ENERGY ADAMS LLC
filed 2008-05-14
CIK 1328067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended March 31, 2008
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
As of April 30, 2008 there were 5,133 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
E ENERGY ADAMS, LLC
Condensed Balance Sheet

March 31,
2008
(Unaudited)

ASSETS

Current Assets
Cash and equivalents	$4,547,799
Restricted cash	1,469,973
Trade accounts receivable	5,134,370
Inventories	11,386,921
Prepaid and other	1,213,369

Total current assets	23,752,432

Property and Equipment
Land	1,054,282
Land improvements	7,831,832
Computers and office equipment	896,366
Buildings	1,503,913
Equipment	76,622,613
Railroad improvements	5,420,982

Total property and equipment	93,329,988
Less accumulated depreciation	2,491,905

Net property and equipment	90,838,083

Other Assets
Restricted cash	520,983
Investments and other	94,823
Debt issuance costs, net of amortization	477,388
Other intangibles, net of amortization	979,166

Total other assets	2,072,360

Total Assets	$116,662,875

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Additional revolving loan	$9,999,970
Current maturities of long-term debt	4,959,996
Accounts payable	2,049,153
Construction and retainage payable	116,539
Construction and retainage payable — related party	150,000
Accrued expenses	670,906
Derivative instruments	1,197,389

Total current liabilities	19,143,953

Long-Term Debt, less current maturities	52,130,081

Note payable — related party	1,000,000

Members’ Equity

Member contributions, net of costs related to capital contributions, 5,133 units outstanding at March 31, 2008 and September 30, 2007	44,388,841

Total members’ equity	44,388,841

Total Liabilities and Members’ Equity	$116,662,875

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Operations

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$32,298,172	$—

Cost of Goods Sold	28,498,489	—

Gross Profit (Loss)	3,799,683	—

Operating Expenses
Professional and consulting fees	156,104	140,671
General and administrative	794,173	219,699

Total operating expenses	950,277	360,370

Operating Income (Loss)	2,849,406	(360,370)

Other Income (Expense)
Other income	106,488	145,276
Loss on derivative instruments	—	(1,259,124)
Interest income	20,146	223,658
Interest expense	(1,170,396)	(6,725)

Total other income (expense)	(1,043,762)	(896,915)

Net Income (Loss)	$1,805,644	$(1,257,285)

Weighted Average Units Outstanding — basic and diluted	5,133	5,133

Net Income (Loss) Per Unit — basic and diluted	$351.77	$(244.94)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Operations

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$49,263,451	$—

Cost of Goods Sold	47,720,126	—

Gross Profit (Loss)	1,543,325	—

Operating Expenses
Professional and consulting fees	373,085	291,728
General and administrative	1,599,742	335,419

Total operating expenses	1,972,827	627,147

Operating Income (Loss)	(429,502)	(627,147)

Other Income (Expense)
Other income	131,012	145,276
Loss on derivative instruments	—	(1,259,124)
Interest income	39,774	606,970
Interest expense	(1,944,484)	(6,725)

Total other income (expense)	(1,773,698)	(513,603)

Net Income (Loss)	$(2,203,200)	$(1,140,750)

Weighted Average Units Outstanding — basic and diluted	5,133	5,133

Net Income (Loss) Per Unit — basic and diluted	$(429.22)	$(222.24)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(2,203,200)	$(1,140,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,569,361	5,709
Dividend income	—	(145,276)
Change in fair value of derivative instruments	1,181,700	1,441,581
Changes in assets and liabilities
Restricted cash	(1,130,465)	(1,258,457)
Accounts receivable	(5,134,370)	—
Prepaid and other	(975,385)	96,676
Inventories	(11,229,859)	—
Accounts payable	1,710,195	(34,959)
Accrued expenses	278,241	27,865

Net cash used in operating activities	(14,933,782)	(1,007,611)

Cash Flows from Investing Activities
Proceeds from dividends	—	52,840
Payments for investments	—	(1,000)
Payments for other intangibles	(571,080)	—
Capital expenditures	(17,640,491)	(31,720,939)

Net cash used in investing activities	(18,211,571)	(31,669,099)

Cash Flows from Financing Activities
Payments for debt issuance costs	(6,315)	—
Proceeds from additional revolving loan	14,500,000	1,076,000
Proceeds from term loans	22,253,071	—
Change in restricted cash	175,487	—

Net cash provided by financing activities	36,922,243	1,076,000

Net Increase (Decrease) in Cash and Equivalents	3,776,890	(31,600,710)

Cash and Equivalents — Beginning of Period	770,909	40,916,036

Cash and Equivalents — End of Period	$4,547,799	$9,315,326

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	1,728,974	—
Capitalized interest	249,671	—

Total	$1,978,645	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in accounts payable	$266,539	$8,005,922

Construction costs in Note payable, related party	$1,000,000	$—

Investment — dividend reinvestment	$—	$92,436

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Commissions were approximately $488,000 for the six months ended March 31, 2008. No commissions were paid for the period ending March 31, 2007.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market account and a certificate of deposit and totaled approximately $2,540,000 at March 31, 2008.
The Company maintains its accounts primarily at four financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.
Restricted Cash
Restricted cash consists of capitalized interest and debt reserve funds, plus interest income, related to the Company’s Tax Increment Financing loan, and totaled approximately $860,000 at March 31, 2008 (Note 4). Additionally, the Company has restricted cash of approximately $1,131,000 related to its derivative instruments (Note 3).
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At March 31, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is possible this estimate will change in the future.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations in October 2007 and began depreciating the plant at that time. Depreciation is computed using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Office building	20 years
Office equipment	3-7 years
Plant and process equipment	7-20 years

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at March 31, 2008 or 2007.
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
Net Income (Loss) per Unit
Basic net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units outstanding during the period. Diluted net income (loss) per unit is computed by dividing net income (loss) by the weighted average number of members’ units and members’ unit equivalents outstanding during the period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company’s basic and diluted net incomes (loss) per unit are the same.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
2. INVENTORIES
Inventories consist of the following as of March 31, 2008:

Raw materials	$7,726,002
Work in progress	1,085,268
Finished goods	1,832,263
Parts	743,388

Total	$11,386,921

3. DERIVATIVE INSTRUMENTS
In order to reduce risk caused by market fluctuations, the Company hedges its anticipated corn and natural gas purchases and ethanol sales by entering into options and futures contracts. These contracts are used with the intention to fix the purchase price of the Company’s anticipated requirements of corn and natural gas in production activities. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of derivatives is continually subject to change due to changing market conditions. The Company does not formally designate these instruments as hedges for accounting purposes and, therefore, records in earnings any change in underlying fair value.
At March 31, 2008, the Company had restricted cash of approximately $1,131,000 and cash at a brokerage firm of approximately $8,000, related to derivative instruments. The Company had a corresponding liability related to corn and ethanol options and future positions of approximately $1,197,000 at March 31, 2008. The Company has also recorded unrealized and realized losses of approximately $15,000 and $4,941,000 for the three and six month periods ending March 31, 2008, respectively, which are included in cost of goods sold.
4. BANK FINANCING
In August 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a construction term loan for $35,000,000 and a construction revolving loan of $14,500,000 and an additional revolving loan for $10,000,000 which is provided for the financing of grain inventory, receivables and margin account equity. These loans are secured by substantially all assets of the Company.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
In March 2008, the Company amended certain terms of its term loan and the additional revolving loan. The amendment allowed the Company to begin making payments on the term loan in May 2008, previously April 2008 and changed the maturity date of the additional revolving loan to April 2009, previously February 2008. In addition, certain financial covenants were amended (see below).
Covenants
The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, debt coverage ratio and net worth requirements. The Company is permitted to make distributions once a year not to exceed 40% of the net income as long as the Company is in compliance with these and other loan covenants. For fiscal years ending 2008 and thereafter, the Company may make distributions which may exceed 40% of the net income as long as the Company has made the excess cash flow payments and is in compliance with these and other loan covenants on a post-distribution basis. In March 2008, the Company amended certain terms of its loan covenants. The Company is required to maintain working capital of not less than $3,000,000 and to maintain a minimum tangible net worth of not less than $40,000,000, effective January 2008, and increasing to maintain a working capital of not less than $5,000,000 and maintain a minimum tangible net worth of not less than $48,000,000 through September 30, 2010 and thereafter. The Company is not allowed to make payments on any subordinated debt nor incur any additional subordinated debt. Certain restrictions have also been put into place for distributions and payments of dividends.
Subordinated Debt
In January 2008, the Company entered into a subordinated debt agreement with a financial institution for $2,500,000 at a rate of 6.5% annually with the purpose of building their working capital to cure the existing default. For the first two years, the Company is required to make minimum annual payments of at least the unpaid accrued interest on the last day of each fiscal year. After two years, the debt will be amortized over five years, with payments due annually. All payments are subject to the Company’s continued compliance with the original loan agreement.
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
Principal payments are due in semi-annual increments commencing June 1, 2009. The semi-annual increments commence at $95,000 and increase to $730,000, with a final maturity of December 1, 2021. Interest on the loans is payable semi-annually on June 1 and December 1, commencing on December 1, 2007.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
Note Payable — Related party
In March 2008, the Company signed a promissory note with their contractor (Note 5) for $1,000,000. The note bears interest at 10% and is compounded and due annually on the anniversary of the note. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.
Long-term debt, as discussed above, consists of the following at March 31, 2008:

Term note	$35,000,000
Revolving loan	14,500,000
Tax increment financing	5,035,000
Note payable, related party	1,000,000
Subordinated debt	2,500,000
Capital lease	55,077

Totals	58,090,077
Less amounts due within one year	4,959,996

Net long-term debt	$53,130,081

The estimated maturities of long-term debt at March 31, 2008 are as follows:

2008	$4,959,996
2009	5,155,680
2010	6,176,412
2011	5,634,555
2012	5,682,449
After 2013	30,480,985

Total long-term debt	$58,090,077

5. COMMITMENTS AND CONTINGENCIES
Design build agreement
The total cost of the project, including the construction of the ethanol plant and start-up expenses, was originally expected to be approximately $103,100,000. The Company has signed a lump sum design-build contract with a contractor, an unrelated party, to design and build the ethanol plant at a total contract price of approximately $67,860,000. As part of the contract, the Company paid a mobilization fee of approximately $5,000,000, subject to retainage. Final completion was achieved in January 2008 and final payment will be due upon receipt of final invoice.

E ENERGY ADAMS, LLC
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
March 31, 2008
The design-build agreement includes a provision whereby the general contractor receives an early completion bonus of $10,000 per day for each day the construction is complete prior to 485 days from the date construction began, not to exceed $1,000,000. The construction was completed prior to the 485 days. In March 2008, the Company signed a promissory note with the contractor for the $1,000,000 (Note 4). As of March 31, 2008, the Company has incurred approximately $68,409,000 for these services with approximately $151,000 included in construction and retainage payable.
Construction contracts
In March 2007, the Company entered into an agreement with an unrelated contractor for the construction of storage silos with fill and unload equipment for approximately $2,547,000. The Company was required to make a down payment of approximately $255,000 at the time the agreement was executed and will make progressive monthly payments thereafter. Subsequent to year end the project was completed. Total costs incurred on the project were approximately $2,561,000, with approximately $107,000 included in construction and retainage payable.
Corn Contracts
Currently, the Company has forward corn purchase contracts for delivery through November 2009 for a total commitment of approximately $31,481,000. Of the total corn purchase contracts, approximately 21% are with members of the Company.
Consulting Contracts
In April 2008, the Company entered into a consulting agreement with an unrelated company for financial advisory and business banking services which will include, but are not limited to, identifying and contacting prospective capital providers, facilitation of securing and structuring a financing transaction and/or exploring a potential sale, merger, consolidation or other business combination between the Company and a third party. The Company paid a $25,000 engagement fee and a monthly fee of $10,000, along with reimbursement of expenses. The Company will also be required to pay a success fee, which is based upon a percentage of the amount and type of equity, financing or business transaction the Company enters into as a result of their services. The minimum success fee shall be $500,000. The agreement may be terminated by either party with a 30 day written notice. If the Company terminates the agreement, and within 24 months of termination, enters into a transaction the company had contact with, the Company will be required to pay the minimum success fee as if the agreement had not been terminated.
Employment Contracts
In April 2008, the Company entered into an employment agreement with its Chief Financial Officer. The Company may terminate the agreement with cause at any time without prior notice and without cause with 30 days notice to the employee. The employee may terminate the agreement with at least 60 days notice to the Company, however, if the employee terminates the agreement prior to one year from the effective date, the employee will be required to repay all reasonable recruiting costs incurred by the Company.

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
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the following factors:
•	Changes in the availability and price of corn;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching available markets;
•	Fluctuation in U.S. petroleum prices and corresponding oil consumption;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Our ability to generate free cash flow to invest in our business, service our debt and pay our operating expenses as they are incurred;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture or automobile industries;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants or expansions of ethanol plants built in close proximity to our ethanol facility in south eastern Nebraska;
•	Competition from alternative fuel additives;
•	Changes in interest rates affecting our debt service payments;
•	Our ability to retain key employees and maintain labor relations.

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
Available Information
Information about us is also available on our website at www.eenergyadams.com, under “Investor Relations — SEC Compliance,” which includes links to previous reports we have filed with the Securities and Exchange Commission. The content of our website is not incorporated by reference in this Quarterly Report on Form 10-QSB.
Overview
E Energy Adams, LLC (referred to herein as “we,” “us,” the “Company,” or “E Energy Adams”) is a Nebraska limited liability company formed on March 25, 2005 for the purpose of developing, constructing and operating a 50 million gallon per year (MGY) corn-based ethanol plant on our site in southeastern Nebraska near the Village of Adams. On October 27, 2007, we began plant operations and are currently producing fuel-grade ethanol and distillers grains at the Adams facility. Our plant has a nameplate production capacity of 50 MGY. Following the first week of operations, the plant has consistently met or exceeded the 50 MGY nameplate production guarantee provided by our general contractor, Fagen, Inc, as measured on a pro rata basis.
Our revenues as of March 31, 2008 were derived primarily from the sale and distribution of our ethanol and distillers grains. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities; however, we may need to identify potential strategies for additional equity and/or credit financing in order to have sufficient cash on hand to cover all costs associated with operating the plant.
Due to the fact we became operational in late October 2007, we do not have comparable income, production and sales data for the quarter ended March 31, 2007 with which you can compare against the quarter ended March 31, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal quarter ended March 31, 2007, with our fiscal quarter ended March 31, 2008, it is important that you keep this in mind.
Results of Operations for the Quarter Ended March 31, 2008
Revenues
During the fiscal quarter ended March 31, 2008 we earned approximately $32,300,000 in revenue from the sale of ethanol and distillers’ grains. Our revenues for the quarter ended December 31, 2007 were approximately $17,000,000. Increased production levels (i.e. three months of operation contained in current quarter versus only two months contained in quarter ended December 31, 2007) coupled with increasing ethanol and distillers grains prices contributed to an overall increase in revenues for the second fiscal quarter.
Cost of Goods Sold
During the fiscal quarter ended March 31, 2008, our cost of goods sold was approximately $28,500,000. In comparison to our first fiscal quarter, our costs of goods sold increased by approximately $9,300,000. However, most of this increase is explained by the fact that we converted from development stage to an operating company during our first fiscal quarter and did not produce as much ethanol in the first quarter as we did in the second. The costs of goods sold did not increase at the same pace as our revenues thereby resulting in a gross profit margin of approximately $3,800,000 for the second fiscal quarter.

Operating Expenses
Our operating expenses for the quarter ended March 31, 2008 were approximately $950,000. This is a decrease of approximately $72,000 from operating expenditures reported as of the first fiscal quarter ended December 31, 2007. The decrease in our operating expenditures in the second fiscal quarter is related primarily to certain operational start-up expenses incurred in the first quarter.
Interest Expense and Interest Income
Interest expense for the quarter ended March 31, 2008 was approximately $1,170,000. This represents an increase of approximately $400,000 from our first fiscal quarter and is due to an increase in our borrowings. We earned slightly more interest income in the second fiscal quarter than that reported for the quarter ended December 31, 2007.
Net Income (Loss)
Our statement of operations shows net income of approximately $1,800,000 during the second fiscal quarter ended March 31, 2008. Our revenues for the period increased significantly and our other income also increased during the quarter. In addition, our operating expenses decreased during the quarter and our costs of goods sold did not increase correspondingly with our revenues thereby resulting in net income for the second fiscal quarter versus a net loss reported in the first fiscal quarter.
Results of Operations for the Six Months Ended March 31, 2008
During the fiscal quarter ended December 31, 2007, we transitioned from a development stage company to an operational company. The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended March 31, 2008:

	Six Months Ended
	March 31, 2008
	(Unaudited)
Income Statement Data	Amount	%
Revenues	$49,263,451	100.00

Cost of Goods Sold	$47,720,126	96.87

Gross Profit (Loss)	$1,543,325	3.13

Operating Expenses	$1,972,827	4.00

Operating Loss	$(429,502)	0.87

Other Income	$131,012	0.27

Interest Expense	$(1,944,484)	3.95

Interest Income	$39,774	0.08

Net Loss	$(2,203,200)	4.47

Revenues
Our revenues for the six months ended March 31, 2008 were approximately $49,300,000. These revenues were generated from the sale of both fuel ethanol and distillers grains. Ethanol prices continued to increase during the six months ended March 31, 2008 due to strong demand for ethanol. However, an increase in supply of ethanol from new plants and expansions scheduled to begin production in the upcoming months may place downward pressure on the price of ethanol. We anticipate demand for ethanol will need to continue to grow to offset the increasing supply.
The principal purchasers of ethanol are petroleum terminals located throughout the United States. These terminals blend ethanol into gasoline either as mandated or discretionary gallons. Mandated gallons refer to blending requirements set forth by the renewable fuels standard (“RFS”) which was created by the Energy Policy Act of 2005 and increased by the Energy Independence and Security Act of 2007. The RFS has led to significant new investment in ethanol production across the country. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Discretionary gallons refer to volumes that are blended primarily due to the differential between gasoline prices and ethanol prices. When ethanol prices are below the sum of gas prices plus the blender’s credit of $0.51/gallon, discretionary blending can be significant. There is economic incentive for blenders to “cheapen” the cost of the final blend prior to sale, thus increasing the demand for ethanol.
The RFS requirement for 2008 is 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 15 billion of which must be corn-based ethanol with the remainder from non-corn based ethanol sources. The Act also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry. As of April 2, 2008, the Renewable Fuels Association reported that there are currently 147 ethanol plants in operation nationwide that have the capacity to annually produce approximately 8.5 billion gallons of ethanol. In addition, the RFA reports that there are 55 new ethanol plants under construction and 6 expansions of existing plants constituting another 5 billion gallons of annual capacity.
The increased production of ethanol has led to an increased supply of distillers grains. Increasing supplies of distillers grains to the market from other plants could reduce the price that our marketer, CHS, will be able to charge for our distillers grains. This could have a negative impact on our revenues. However, to date, demand for distillers grains in our area has kept pace with supply, as more users of animal feed (for cattle, swine and poultry) are becoming familiar with distillers grains and are incorporating distillers grains into their rations instead of using corn. Prices for distillers grains generally move in tandem with corn prices. Therefore, distillers grains prices were relatively high during the quarter ended March 31, 2008, and are expected to stabilize at these levels in the short term.
Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 96.87% for the six months ended March 31, 2008. Since we have begun operations, we have included approximately $2,415,000 in depreciation related to our plant in cost of goods sold. For the six months ending March 31, 2008, we have sustained significant hedging losses of approximately $4,941,000 (almost all of which occurred in the first fiscal quarter) against the market positions of our commodities pertaining to contracts throughout the current period and all of calendar year 2008. These losses have all been reflected in cost of goods sold in accordance with GAAP provisions.
Additionally, corn costs significantly impact our cost of goods sold. Despite the large 2007 corn crop, corn prices have remained high throughout the start of 2008. In March 2008 the USDA released its Prospective Plantings Report which estimates that farmers intend to plant 86 million acres of corn in 2008, down from an all time high of 93 million acres planted in 2007. Variables such as planting conditions and the number of corn acres planted will likely cause market uncertainty and create corn price volatility as the 2008 growing season begins. Increases in corn prices without accompanying increases in ethanol prices may negatively impact our profitability by increasing our cost of goods sold and reducing our net operating income. Newly constructed ethanol plants and expansions of existing plants in our geographical area may lead to increased local demand for corn and/or higher corn prices
We expect natural gas prices to maintain their current levels or increase during 2008. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our profit margins.

Operating Expenses
Our operating expenses as a percentage of revenues was 4.00% for the six months ended March 31, 2008, and consists primarily of payroll and benefits; accounting, legal and consulting; property taxes; and depreciation and amortization.
Interest Expense and Interest Income
Interest expense as a percentage of revenues was 3.95% for the six months ended March 31, 2008. We expect that this percentage will be consistent or possibly lower during the remainder of the fiscal year as our outstanding balances decrease and interest rates on variable rate debt may decrease.
Net Income (Loss)
Our statement of operations shows a loss of approximately $2,200,000 for the six month period ending March 31, 2008. The major reasons for our losses were hedging losses and start-up expenses we incurred during the first fiscal quarter. Hedge losses are a cost of doing business. Our hedge losses were attributable to short positions taken in the ethanol market before prices climbed approximately $0.40 per gallon unexpectedly in a relatively short period of time. In addition, due to the mark-to-market requirements of U.S. GAAP accounting of our undesignated hedges, all negative positions were reported on our statement of operations as of the end of the quarter (December 31) even though a portion of our hedge positions (approximately $3,000,000) were actually for calendar year 2008. Due to timing differences in using mark-to-market accounting for our derivative instruments, we expect the impact of the loss reflected in our hedged volume will be more than offset by future gains realized on the sale of our ethanol into a higher priced market.
Plan of Operations for the Next 12 Months
We plan to spend the next 12 months focused on plant operations, including the following three primary functions: (i) management of cost-effective purchasing of the critical inputs to our production process which include corn and natural gas; (ii) optimizing the production process in such a way as to minimize manufacturing costs; and (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our principal products, which consist of ethanol and distillers grains. Over the next 12 months, we plan to identify potential strategies for additional equity and/or credit financing in order to have sufficient cash on hand to manage the overall business in a more efficient manner.
Consulting Agreement
Subsequent to the end of the period covered in this report, we engaged Headwaters BD, LLC, (“Headwaters”) a wholly owned subsidiary of Headwaters MB, LLC to assist and advise us in the process of exploring available strategic alternatives to maximize long-term member value. Pursuant to the agreement, Headwaters will exclusively provide financial advisory and investment banking services which include, but are not limited to, identifying and contacting prospective capital providers, facilitation of securing and structuring a financing transaction and/or exploring a potential sale, merger, consolidation, or other business combination between us and a third party.
We are required to pay a $25,000 engagement fee and a $10,000 monthly fee for Headwaters’ services. Headwaters will be reimbursed for reasonable out-of-pocket expenses incurred pursuant to the agreement. In addition to the engagement fee, the monthly fee and the expense reimbursement, we will be required to pay Headwaters a success fee in the event we are able to close on a transaction facilitated by Headwaters. The amount of the success fee is based upon a percentage of the amount and type of equity, financing or business combination transaction we enter into as a result of Headwaters’ services. The minimum success fee is $500,000.
Our agreement with Headwaters may be terminated by either party upon 30 days notice. If we terminate the agreement and then proceed, within 24 months of the termination, to enter into a transaction described in the agreement with any party Headwaters has made contact with during the agreement, we will be required to pay Headwaters the corresponding success fee as if the agreement had not been terminated.

Permitting
We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. The plant’s emissions must be tested within 180 days of start-up of production. Performance testing for air emissions (based on the existing Construction Permit) was conducted during the week of March 10-17, 2008. With the exception of particulate matter for the thermal oxidizer and the CO2 scrubber, all items tested were well within the required limits. The particulate matter for the thermal oxidizer and the CO2 scrubber test results are currently being discussed and reviewed by the Nebraska Department of Environmental Quality (NDEQ). The outcome of these discussions will be incorporated into the establishment of our Operating Permit limits which are due in October 2008.
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
As of March 31, 2008, we had recorded restricted cash, related to derivative instruments, of approximately $1,131,000 and a corresponding liability related to corn and ethanol options and future positions of approximately $1,197,000. We have recorded a combined loss which includes unrealized and realized losses of approximately $15,000 and $4,941,000 for the three month and six month periods ended March 31, 2008, which are included in costs of goods sold.
Employees
As of March 31, 2008, we employed 46 full-time employees.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources
The following table shows cash flows for the six months ended March 31, 2008:

Six Months Ended
03/31/08
(unaudited)
Net cash used in operating activities	$14,933,782
Net cash used in investing activities	$18,211,571
Net cash provided by financing activities	$36,922,243
Cash Flow From Operations
We began operations at our plant on October 27, 2007. The net cash used by operating activities was approximately $15,000,000 for the six months ended March 31, 2008. Most of the cash used by operations related to a build up in inventory levels and accounts receivable. Increases in ethanol prices and corn costs resulted in higher carrying values for receivables and inventories. Investments in commodities contracts were utilized to protect against adverse price fluctuations with corn.
Cash Flow From Investing Activities
The net cash used in investing activities was approximately $18,200,000 for the six months ended March 31, 2008. The increase is primarily due to the purchase of approximately $17,640,000 of various pieces of equipment and final construction of our plant.
Cash Flow From Financing Activities
Net cash provided by financing activities was approximately $36,922,000 for the six months ended March 31, 2008, consisting primarily of $14,500,000 from a revolving loan and approximately $22,253,000 from long-term debt financing obligations.
Short-Term and Long-Term Debt Sources
Senior Credit Facility: Our senior credit facility is with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”). The facility includes a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into an additional revolving loan for $10,000,000 for the purpose of financing our grain inventory, receivables and margin account equity. As of March 31, 2008, the outstanding balance on the term loan was $35,000,000, the outstanding balance on the original revolving loan was $14,500,000, and the outstanding balance on the additional revolving loan was approximately $10,000,000.
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
On March 11, 2008 we entered into the Third Amendment to Credit Agreement with Farm Credit (the “Third Amendment”). Pursuant to the Third Amendment, we are obligated to repay the $35,000,000 term loan in 29 equal, consecutive, quarterly installments of $1,237,500 plus accrued interest commencing on the first of the month which is six months following substantial completion of our ethanol plant, and continuing on the first of each quarter thereafter until the principal, plus all accrued interest and any unpaid fees, costs and expenses are paid in full no later than October 1, 2015. Our first payment was made on May 2, 2008.
On the earlier of January 1, 2016 or three months following repayment of the term loan we will begin repayment on the $14,500,000 revolving term loan in ten equal, consecutive, quarterly principal installments of $1,450,000 plus accrued interest with the last installment due by April 1, 2018. During the term of the $35,000,000 term loan, we are required to make special principal payments in an annual amount equal to 65% of our excess cash flow for each year, not to exceed $2,000,000 in any fiscal year and the aggregate total of those payments will not exceed $8,000,000. These payments will be applied to scheduled principal installments of the term loan in inverse order of maturity.

Pursuant to the Third Amendment, we are obligated to repay principal, plus all accrued interest and any unpaid fees, costs or expenses in full on the $10,000,000 additional revolving loan on or before April 1, 2009.
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
The Third Amendment provides that during the term of our loans with Farm Credit, we will be subject to various financial and non-financial covenants that include, among other items, the following requirements: (1) maintain a working capital of not less than $3,000,000 increasing to $4,000,000 at the 2008 fiscal year end and further increasing to $5,000,000 at fiscal year end 2009 and $6,000,000 at fiscal year end 2010 and thereafter; (2) maintain a certain debt coverage ratio, as defined in the Credit Agreement; and (3) maintain a minimum tangible net worth of at least $40,000,000, increasing to at least $42,000,000 at fiscal year end 2008, $45,000,000 at fiscal year end 2009 and $48,000,000 at fiscal year end 2010 and thereafter.
The Third Amendment provides consent from Farm Credit for $2,500,000 of subordinated debt for the purpose of injecting equity and improving working capital. Farm Credit further consented to related subordinate liens securing the subordinated debt in accordance with subordinated debt agreements approved by Farm Credit
We will only be allowed to make annual capital expenditures up to $500,000 annually without prior approval. We will also be prohibited from making distributions to our members; however, for each fiscal year commencing with the fiscal year ending 2008, we may make a distribution to our members of 40% of the net profit for such fiscal year after our lender has received audited financial statements for the fiscal year and provided no event of default or potential default exists. We may exceed 40% only if we have made the required free cash flow payment for that fiscal year. We must be in compliance with all financial ratio requirements and loan covenants before and after any distributions to our members. We are currently in compliance with all financial ratio requirements and loan covenants.
We have paid approximately $430,000 in debt financing costs and we must pay an annual administration fee of $25,000 to Farm Credit. For the revolving credit facility and the line of credit facility, we will pay a non-use fee in the event that the average outstanding balance on these facilities is less than the maximum principal balance of said facilities. This fee will be equal to 0.5% per annum of the difference between the maximum principal balance and the actual usage. This fee will be due quarterly. As of March 31, 2008, we have incurred approximately $16,400 in unused commitment fees.
Subordinated Debt Financing. On January 29, 2008, we entered into a Subordinated Debt Agreement with North Star Bank, a Minnesota corporation. The Subordinated Debt Agreement was entered into for the purpose of increasing our working capital. The additional working capital of $2,500,000 borrowed pursuant to the agreement will allow us to reestablish compliance with the working capital covenants required under our senior credit facility with Farm Credit. The subordinated debt will accrue interest at a rate of 6.5% per annum. We are obligated to make interest only payments on September 30, 2008 and September 30, 2009. On January 29, 2010 the unpaid principal will be amortized over a five year period and we will be obligated to repay the principal and accrued interest in five equal annual payments commencing in 2011. All payments are subject to our continued compliance with the Farm Credit obligations and are subordinate to the repayment of our obligations under the Farm Credit senior credit facilities. We will be considered in default under the Subordinated Debt Agreement if we fail to make any payment.
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
On February 12, 2008, we executed a Promissory Note in favor of Fagen, Inc. obligating us to pay Fagen, Inc. $1,000,000. The Promissory Note fulfills our obligation to Fagen, Inc., our design-builder, to pay an “Early Completion Bonus” in the amount of $1,000,000 under the terms of the Design-Build Agreement dated August 1, 2006. We are obligated to repay the loan, plus accrued interest, as soon as possible, but, in no event, later than the second anniversary of the Note. Interest will accrue at a rate of 10%, compounded annually. This Note is unsecured.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Carl D. Sitzmann, along with our Chief Financial Officer (the principal financial and accounting officer), Nicholas E. Stovall, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2008, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the members was held on February 1, 2008 in Beatrice, Nebraska. The following nine directors were elected by the members both present at the meeting or by proxy: Dennis Boesiger, Kenneth Brinkman, Ron Miller, Steven Dean, David Lukens, Tom Roode, Jack L. Alderman, Duane Wollenburg and William Riechers. In addition to the elected directors, Scott Brittenham and Lawrence Peck were appointed to serve as directors on our board pursuant to the terms of our Operating Agreement.
The members, both by written ballot and proxy, voted on several amendments to the Company’s Operating Agreement. The amendments voted upon included: (i) approval authorizing the Company’s board of directors to change the fiscal year of the Company without a vote of the members; (ii) approval for amending Section 5.3(b) regarding the term of office for a director filling a vacancy on the board occurring other than due to an expiration or removal from office; (iii) a change in the calculation of the number of directors needed to constitute a quorum; and (iv) approval of an amendment allowing for removal of directors without cause by the members and allowing the directors to remove elected directors for cause. The table below sets forth the number of votes cast for and against each matter and director nominated as well as the number of abstentions.
Voting by the members was as follows:

	For	Against	Abstain
Proposal One	2,774	117	75
Proposal Two	2,752	61	153
Proposal Three	2,583	179	204
Proposal Four	2,751	84	131
Dennis Boesiger	2,357		198
Kenneth Brinkman	2,358		197
Ron Miller	2,364		191
Steven Dean	2,389		166
David Lukens	2,343		212
Tom Roode	2,343		212
Jack L. Alderman	2,404		151
Duane Wollenburg	2,380		175
William Riechers	2,362		193
Item 5. Other Information
Distribution Policy
On February 1, 2008, the Board of Directors adopted a Distribution Policy. The policy states that the Board intends to make distributions of at least 40% of net profit for the calendar year ended to cover taxes incurred by members. Other factors such as capital investment needs, loan principal payments and loan covenants and other cash needs will be considered before the board determines the actual distribution amount. Once the Board makes a final distribution decision and declares a distribution, the date of payment shall not exceed 45 days from the date the distribution is declared.

Item 6. Exhibits
The following exhibits are incorporated by reference in this report:

Exhibit		Method of
No.	Description	Filing

10.1	Promissory Note between E Energy Adams, LLC and Fagen, Inc., dated February 12, 2008	*

10.2	Third Amendment to Credit Agreement between E Energy Adams, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA, dated March 11, 2008	*

10.3	Engagement Letter between E Energy Adams, LLC and Headwaters BD, LLC dated April 1, 2008	*

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*

(*)	Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E ENERGY ADAMS, LLC
Date: May 14, 2008	/s/ Carl D. Sitzmann
Carl D. Sitzmann
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	/s/ Nicholas E. Stovall
Nicholas E. Stovall
Chief Financial Officer (Principal Financial Officer)