Form 10QSB
period 2008-06-30
E ENERGY ADAMS LLC
filed 2008-08-14
CIK 1328067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2008
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
As of June 30, 2008 there were 5,133 units outstanding.
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
E ENERGY ADAMS, LLC
Condensed Balance Sheet

June 30,
2008
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$6,136,369
Restricted cash	873,140
Trade accounts receivable	5,068,355
Inventories	9,333,137
Prepaid and other	1,370,084

Total current assets	22,781,085

Property and Equipment
Land	1,054,282
Land improvements	7,845,668
Computers and office equipment	897,887
Buildings	1,503,913
Equipment	76,667,453
Railroad improvements	5,420,982

Total property and equipment	93,390,185
Less accumulated depreciation	3,941,054

Net property and equipment	89,449,131

Other Assets
Restricted cash	524,742
Investments and other	94,823
Debt issuance costs, net of amortization	442,379
Other intangibles, net of amortization	966,666

Total other assets	2,028,610

Total Assets	$114,258,826

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Additional revolving loan	$9,880,978
Current maturities of long-term debt	5,055,163
Accounts payable	2,114,000
Construction payable	89,938
Accrued expenses	808,582
Derivative instruments	673,621

Total current liabilities	18,622,282

Long-Term Debt, less current maturities	50,794,977

Note payable — related party	1,000,000

Members’ Equity

Member contributions, net of costs related to capital contributions, 5,133 units outstanding, 7,000 authorized at June 30, 2008	43,841,567

Total members’ equity	43,841,567

Total Liabilities and Members’ Equity	$114,258,826

Notes to Condensed Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Operations

	Quarter	Quarter
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$36,626,826	$—

Cost of Goods Sold	34,916,877	—

Gross Profit	1,709,949	—

Operating Expenses
Professional and consulting fees	163,327	53,900
General and administrative	1,096,838	359,993

Total operating expenses	1,260,165	413,893

Operating Gain/(Loss)	449,784	(413,893)

Other Income (Expense)
Other income	31,133	1,600
Loss on derivative instruments	—	(287,404)
Interest income	19,203	55,287
Interest expense	(1,047,393)	—

Total other expense	(997,057)	(230,517)

Net Loss	$(547,273)	$(644,410)

Weighted Average Units Outstanding-Basic and Diluted	5,133	5,133

Net Loss Per Unit-Basic and Diluted	$(106.62)	$(125.54)

Notes to Condensed Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Operations

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Revenues	$85,866,591	$—

Cost of Goods Sold	82,490,295	—

Gross Profit	3,376,296	—

Operating Expenses
Professional and consulting fees	538,709	345,628
General and administrative	2,817,305	695,412

Total operating expenses	3,356,014	1,041,040

Operating Gain/(Loss)	20,282	(1,041,040)

Other Income (Expense)
Other income	162,145	146,876
Loss on derivative instruments	—	(1,546,528)
Interest income	58,977	662,257
Interest expense	(2,991,877)	(6,725)

Total other expense	(2,770,755)	(744,120)

Net Loss	$(2,750,473)	$(1,785,160)

Weighted Average Units Outstanding-Basic and Diluted	5,133	5,133

Net Loss Per Unit-Basic and Diluted	$(535.84)	$(347.78)

Notes to Condensed Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Condensed Statement of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(2,750,473)	$(1,785,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,066,019	10,360
Dividend income	—	(92,436)
Change in fair value of derivative instruments	657,932	1,682,512
Changes in assets and liabilities
Restricted cash	(762,547)	(3,302,031)
Accounts receivable	(5,068,355)	—
Prepaid and other	(1,132,100)	142,700
Inventories	(9,176,075)	—
Accounts payable	1,775,042	(60,394)
Accrued expenses	114,519	90,808
Accrued interest	301,398

Net cash used in operating activities	(11,974,640)	(3,313,641)

Cash Flows from Investing Activities
Payments for investments	—	(1,000)
Payments for other intangibles	(571,080)	—
Capital expenditures	(17,820,296)	(50,033,590)

Net cash used in investing activities	(18,391,376)	(50,034,590)

Cash Flows from Financing Activities
Payments for debt issuance costs	(6,315)	(200,687)
Payments for loans and lease	(1,360,845)
Proceeds from additional revolving loan	12,668,000	2,129,000
Proceeds from TIF Fianancing	—	5,035,000
Proceeds from loans	24,029,994	9,600,000
Change in restricted cash	400,643	—

Net cash provided by financing activities	35,731,477	16,563,313

Net Increase (Decrease) in Cash and Equivalents	5,365,461	(36,784,918)

Cash and Equivalents — Beginning of Period	770,909	40,916,036

Cash and Equivalents — End of Period	$6,136,370	$4,131,118

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$2,402,891	$—
Capitalized interest	249,671	31,560

Total	$2,652,562	$31,560

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in accounts payable	$89,938	$10,974,853

Construction costs in Note payable, related party	1,000,000	—

Investment — dividend reinvestment	—	—

Notes to Condensed Financial Statements are an integral part of this Statement.

E ENERGY ADAMS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2008
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Marketing fees were approximately $724,000 for the nine months ended June 30, 2008. No commissions were paid for the period ending June 30, 2007.
Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of a money market account and a certificate of deposit and totaled approximately $2,555,000 at June 30, 2008.
The Company maintains its accounts primarily at four financial institutions. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

E ENERGY ADAMS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2008
Restricted Cash
Restricted cash consists of capitalized interest and debt reserve funds, plus interest income, related to the Company’s Tax Increment Financing loan, and totaled approximately $635,000 at June 30, 2008 (Note 4). Additionally, the Company has restricted cash of approximately $763,000 related to its derivative instruments (Note 3).
Accounts Receivable
Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.
Accounts receivable are recorded at their estimated net realizable value. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. At June 30, 2008, the Company was of the belief that such amounts would be collectible and thus an allowance was not considered necessary. It is possible this estimate will change in the future.
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided over an estimated useful life by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company initiated operations in October 2007 and began depreciating the plant buildings, and equipment at that time. Depreciation is computed using the straight-line method over the following estimated useful lives:

Land improvements	15 years
Office building	20 years
Office equipment	3–7 years
Plant and process equipment	7–20 years
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. Environmental liabilities are recorded when the liability is probable and the costs can be reasonably estimated. No liabilities were recorded at June 30, 2008 or 2007.
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

E ENERGY ADAMS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2008
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
2. INVENTORIES
Inventories consist of the following as of June 30, 2008:

Raw materials	$4,494,675
Work in progress	1,233,391
Finished goods	2,828,215
Parts	776,856

Total	$9,333,137

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
At June 30, 2008, the Company had restricted cash of approximately $763,000. The Company had a corresponding liability related to corn and ethanol options and future positions of approximately $674,000 at June 30, 2008. The Company has also recorded unrealized and realized losses of approximately $247,000 and $5,189,000 for the three and nine month periods ended June 30, 2008, respectively, which are included in cost of goods sold.
4. BANK FINANCING
In August 2006, the Company entered into a credit agreement with a financial institution for the purpose of funding a portion of the cost of the ethanol plant. Under the credit agreement, the lender has provided a construction term loan for $35,000,000 and a construction revolving loan of $14,500,000, and an additional revolving loan for $10,000,000 which is provided for the financing of grain inventory, receivables and margin account equity. These loans are secured by substantially all assets of the Company.
In March 2008, the Company amended certain terms of its term loan and the additional revolving loan. The amendment allowed the Company to begin making payments on the term loan in May 2008 (previously April 2008) and changed the maturity date of the additional revolving loan to April 2009. In addition, certain financial covenants were amended (see below).

E ENERGY ADAMS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2008
Covenants
The Company is subject to various financial and non-financial loan covenants that include among other items minimum working capital amounts, debt coverage ratio and net worth requirements. The Company is permitted to make distributions once a year not to exceed 40% of the net income as long as the Company is in compliance with these and other loan covenants. For fiscal years ending 2008 and thereafter, the Company may make distributions which may exceed 40% of the net income as long as the Company has made the excess cash flow payments and is in compliance with these and other loan covenants on a post-distribution basis. In March 2008, the Company amended certain terms of its loan covenants. The Company is required to maintain working capital of not less than $3,000,000 and to maintain a minimum tangible net worth of not less than $40,000,000, effective January 2008, and increasing to maintain a working capital of not less than $5,000,000 and maintain a minimum tangible net worth of not less than $48,000,000 through September 30, 2010 and thereafter. The Company is not allowed to make payments on any subordinated debt nor incur any additional subordinated debt except to the extent permissible under the subordinated debt agreement described in the next paragraph. Certain restrictions have also been put into place for distributions and payments of dividends.
Subordinated Debt
In January 2008, the Company entered into a subordinated debt agreement with a financial institution for $2,500,000 for the purpose of building their working capital to cure the existing default. Currently, the subordinated debt accrues interest at a variable rate of 3.0% above the money market account the Company is required to keep at the bank, which totaled 5.37% at June 30, 2008. The money market account secures the subordinated debt and in the event the money market account balance falls below the balance of the outstanding subordinated debt obligation, the interest on the subordinated debt will then accrue at a fixed rate of 6.50% per annum. For the first two years, the Company is required to make minimum annual payments of at least the unpaid accrued interest on the last day of each fiscal year. After two years, the debt will be amortized over five years, with payments due annually. All payments are subject to the Company’s continued compliance with the original loan agreement.
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
Note Payable — Related party
In March 2008, the Company signed a promissory note with their contractor to fund the early completion bonus of $1,000,000. The note has a two year term, bears interest at 10% due annually on the anniversary of the note. The contract may be terminated by the Company upon a ten day written notice subject to payment for work completed, termination fees, and any applicable costs and retainage.

E ENERGY ADAMS, LLC
Notes to Condensed Unaudited Financial Statements
June 30, 2008
Long-term debt, as discussed above, consists of the following at June 30, 2008:

Term note	$33,762,500
Revolving loan	14,500,000
Tax increment financing	5,035,000
Note payable, related party	1,000,000
Subordinated debt	2,500,000
Capital lease	52,640

Totals	56,850,140
Less amounts due within one year	5,055,163

Long-term debt	$51,794,977

The estimated maturities of long term debt at June 30, 2008 are as follows:

2009	$5,342,437
2010	6,626,014
2011	5,676,368
2012	5,723,738
After 2013	28,426,420

Total long-term debt	$51,794,977

5. COMMITMENTS AND CONTINGENCIES
Construction contracts
In March 2007, the Company entered into an agreement with an unrelated contractor for the construction of storage silos with fill and unload equipment for approximately $2,547,000. The Company was required to make a down payment of approximately $255,000 at the time the agreement was executed and will make progressive monthly payments thereafter. Subsequent to year end, the project was completed. Total costs incurred on the project were approximately $2,561,000, with approximately $90,000 included in construction and retainage payable as of June 30, 2008.
Corn Contracts
Currently, the Company has forward corn purchase contracts for delivery through November 2009 for a total commitment of approximately $40,936,000. Of the total corn purchase contracts, approximately 22% are with members of the Company.
Consulting contracts
In April 2008, the Company entered into a consulting agreement with an unrelated company for the financial advisory and business banking services which will include, but are not limited to, identifying and contacting prospective capital providers, facilitation of securing and structuring a financing transaction and/or exploring a potential sale, merger, consolidation or other business combination between the Company and the third party. The Company paid a $25,000 engagement fee and a monthly fee of $10,000, along with reimbursement of expenses. The Company will also be required to pay a success fee, which is based upon a percentage of the amount and type of equity, financing or business transaction the Company enters into as a result of their services. The minimum success fee shall be $500,000. The agreement may be terminated by either party with a 30 day written notice. If the Company terminates the agreement, and within 24 months of termination, enters into a transaction the company had contact with, the Company will be required to pay the minimum success fee as if the agreement had not been terminated.

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
These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the following factors:
•	Changes in the availability and price of corn;

•	Lack of transport, storage, and blending infrastructure preventing ethanol from reaching available markets;

•	Fluctuation in U.S. petroleum prices and corresponding oil consumption;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the supply and price of natural gas

•	Our ability to generate free cash flow to invest in our business, service our debt and pay our operating expenses as they are incurred;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture or automobile industries;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants or expansions of ethanol plants built in close proximity to our ethanol facility in southeastern Nebraska;

•	Competition from alternative fuel additives;

•	Changes in interest rates affecting our debt service payments;

•	Our ability to retain key employees and maintain labor relations.

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
Available Information
Information about us is also available on our website at www.eenergyadams.com, under “Investor Relations — SEC Filings,” which includes links to previous reports we have filed with the Securities and Exchange Commission. The content of our website is not incorporated by reference in this Quarterly Report on Form 10-QSB.
Overview
E Energy Adams, LLC (referred to herein as “we,” “us,” the “Company,” or “E Energy Adams”) is a Nebraska limited liability company formed on March 25, 2005 for the purpose of developing, constructing and operating a 50 million gallon per year (MGY) corn-based ethanol plant in southeastern Nebraska near the Village of Adams. On October 27, 2007, we began plant operations and are currently producing fuel-grade ethanol and distillers grains at the Adams facility. Our plant has a nameplate production capacity of 50 MGY. Following the first week of operations, the plant has consistently met or exceeded the 50 MGY nameplate production guarantee provided by our general contractor, Fagen, Inc, as measured on a pro rata basis.
Our revenues as of June 30, 2008 were derived primarily from the sale and distribution of our ethanol and distillers grains. We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities; however, we may need to identify potential strategies for additional equity and/or credit financing in order to have sufficient cash on hand to cover all costs associated with operating the plant and to meet all of our loan covenants and restrictions.
Due to the fact we became operational in late October 2007, we do not have comparable income, production and sales data for the quarter and nine months ended June 30, 2007 to compare against the quarter and nine months ended June 30, 2008. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our fiscal quarter ended June 30, 2007, with our fiscal quarter ended June 30, 2008, it is important that you keep this in mind.
Results of Operations for the Quarter Ended June 30, 2008
Revenues
During the fiscal quarter ended June 30, 2008 we earned approximately $36,600,000 in revenue from the sale of ethanol and distillers grains. Our revenues for the quarter ended March 31, 2008 were approximately $32,300,000. Increased production levels, increased ethanol netbacks, and higher distillers grains prices contributed to an overall increase in revenues for the third fiscal quarter.
Cost of Goods Sold
During the fiscal quarter ended June 30, 2008, our cost of goods sold was approximately $34,900,000. In comparison to our second fiscal quarter, our costs of goods sold increased by approximately $6,400,000. This increase is primarily due to increased corn prices.
Operating Expenses
Our operating expenses for the quarter ended June 30, 2008 were approximately $1,220,000. This is an increase of approximately $270,000 from operating expenditures reported in the second fiscal quarter ended March 31, 2008. The increase in our operating expenditures in the third fiscal quarter is related primarily to the reallocation of our commodities department expenses which were previously included in our cost of goods sold and are now recognized as a general and administrative expense.

Interest Expense and Interest Income
Interest expense for the quarter ended June 30, 2008 was approximately $1,050,000. This represents a decrease of approximately $120,000 from our second fiscal quarter due to a decrease in variable interest rates. There was no significant change in interest income from the quarter ended March 31, 2008 to the quarter ended June 30, 2008.
Net Income (Loss)
Our statement of operations presents a net loss of approximately $547,000 for the quarter ended June 30, 2008 compared to net income of approximately $1,800,000 for the quarter ended March 31, 2008. This is primarily due to a $2,300,000 decrease in gross margin which was largely the result of increased corn costs.
Results of Operations for the Nine Months Ended June 30, 2008
During the fiscal quarter ended December 31, 2007, we transitioned from a development stage company to an operational company. The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2008:

	Nine Months Ended
	June 30, 2008
	(Unaudited)
Income Statement Data	Amount	%
Revenues	$85,866,591	100.00

Cost of Goods Sold	$82,490,295	96.06

Gross Profit	$3,376,296	3.93

Operating Expenses	$3,356,014	3.90

Operating Income	$20,282	0.01

Other Income	$162,145	0.02

Interest Expense	$(2,991,877)	3.48

Interest Income	$58,977	0.01

Net Loss	$(2,750,473)	3.20

Revenues
Our revenues for the nine months ended June 30, 2008 were approximately $85,900,000. These revenues were generated from the sale of ethanol and distillers grains.

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
The RFS requirement for 2008 is 9 billion gallons. The RFS will progressively increase to a 36 billion gallon requirement by 2022, 15 billion of which must be corn-based ethanol with the remainder from non-corn based ethanol sources. The Act also includes provisions for a variety of studies focusing on the optimization of flex fuel vehicles and the feasibility of the construction of pipelines dedicated to the transportation of ethanol. While the provisions in the Act are intended to stimulate an increase in the usage and price of ethanol, there is no guarantee or assurance that this legislation will have the desired impact on the ethanol industry. The following chart provides the new RFS ethanol production schedule:

					Undiffer-
				Biomass-	entiated
	Renewable	Advanced	Cellulosic	based	Advanced
Year	Biofuel	Biofuel	Biofuel	Diesel	Biofuel	Total RFS

2008	9.0					9.0
2009	10.5	.6		.5	0.1	11.1
2010	12	.95	.1	.65	0.2	12.95
2011	12.6	1.35	.25	.8	0.3	13.95
2012	13.2	2	.5	1	0.5	15.2
2013	13.8	2.75	1		1.75	16.55
2014	14.4	3.75	1.75		2	18.15
2015	15	5.5	3		2.5	20.5
2016	15	7.25	4.25		3.0	22.25
2017	15	9	5.5		3.5	24
2018	15	11	7		4.0	26
2019	15	13	8.5		4.5	28
2020	15	15	10.5		4.5	30
2021	15	18	13.5		4.5	33
2022	15	21	16		5	36
Source: Renewable Fuels Association
As of July 24, 2008, the Renewable Fuels Association reported that there are currently 162 ethanol plants in operation nationwide that have the capacity to annually produce approximately 9.4 billion gallons of ethanol. In addition, the RFA reports that there are 41 new ethanol plants under construction and 7 expansions of existing plants constituting another 4.2 billion gallons of annual capacity. The increased production of ethanol has led to an increased supply of distillers grains. Increasing supplies of distillers grains to the market from other plants could reduce the price that our marketer, CHS, will be able to charge for our distillers grains. This could have a negative impact on our revenues. However, to date, demand for distillers grains in our area has kept pace with supply, as more users of animal feed (for cattle, swine and poultry) are becoming familiar with distillers grains and are incorporating distillers grains into their rations instead of using corn. Prices for distillers grains generally move in tandem with corn prices.

Cost of Goods Sold
Our cost of goods sold as a percentage of revenues was 96.06% for the nine months ended June 30, 2008. Since we have begun operations, we have included approximately $3,900,000 in depreciation related to our plant in cost of goods sold. For the nine months ending June 30, 2008, we have sustained significant hedging losses of approximately $5,200,000 (almost all of which occurred in the first fiscal quarter ending December 31, 2007) against the market positions of our commodities pertaining to contracts throughout the current period and all of calendar year 2008. These losses have all been reflected in cost of goods sold in accordance with U.S. Generally Accepted Accounting Principles, (GAAP), since we do not formally designate our derivative instruments as hedges for accounting purposes
Operating Expenses
Our operating expenses as a percentage of revenues was 3.90% for the nine months ended June 30, 2008, and consists primarily of payroll and benefits; insurance; accounting, legal and consulting; property taxes; and depreciation and amortization.
Interest Expense and Interest Income
Interest expense as a percentage of revenues was 3.48% for the nine months ended June 30, 2008. We expect that this percentage will be consistent or possibly lower during the remainder of the fiscal year as our outstanding balances decrease and interest rates on variable rate debt may also decrease.
Net Income (Loss)
Our statement of operations shows a loss of approximately $2,750,000 for the nine month period ending June 30, 2008. The major reasons for our losses were hedging losses, start-up expenses we incurred during the first fiscal quarter and increasing corn costs. Hedge losses are a cost of doing business. Our hedge losses were attributable to short positions taken in the ethanol market before prices climbed approximately $0.40 per gallon unexpectedly in a relatively short period of time. In addition, due to the mark-to-market requirements of GAAP accounting of our undesignated hedges, all negative positions were reported on our statement of operations as of the end of the quarter (December 31, 2007) even though a portion of our hedge positions (approximately $3,000,000) were actually for calendar year 2008. Due to timing differences in using mark-to-market accounting for our derivative instruments, we expect the impact of the loss reflected in our hedged volume will be more than offset by gains realized on the sale of our ethanol into a higher priced cash market.
Plan of Operations for the Next 12 Months
We plan to spend the next 12 months focused on operational profitability, with particular emphasis on the following: (i) implementing an effective risk management strategy for our critical inputs/outputs (corn, natural gas, ethanol, distillers grains); (ii) optimizing the production process in such a way as to minimize manufacturing costs and/or maximize sales revenues; (iii) monitoring and evaluating the performance of our marketing agents to ensure effective marketing of our principal products, which consist of ethanol and distillers grains; and (iv) exploring strategic opportunities to increase long-term member value through additional equity investments or possible business combinations such as sales, mergers and consolidations.
On June 25, 2008, the board of directors announced its intent to engage in a reclassification and reorganization of our membership units. The proposed transaction must be approved by our members and will provide for the reclassification of our membership units into three separate and distinct classes. Member approval of the transaction will result in the reclassification of units held by holders of 5 or more units into Class A Units, units held by holders of 3 or 4 units into Class B Units, and units held by holders of 2 or fewer units into Class C Units on the basis of one unit of Class A, Class B or Class C for each unit currently held by such unit holder.
If our members approve the proposed amendments to our operating agreement and the reclassification is implemented, we anticipate having fewer than 300 unit holders of record of our common equity units with the remaining approximately 600 unit holders split into two additional classes, which would enable us to voluntarily terminate the registration of our units under the Securities and Exchange Act of 1934.

Subsequent to June 30, 2008, the Company entered into an agreement with a supplier of corn oil extraction technology. The supplier will install corn oil extraction equipment at the Company’s facility with no capital outlay by the Company. The Company will sell the oil to the supplier and will receive revenues based on a percentage of the spot price for diesel fuel.
Permitting
We have obtained the required air, water, construction and other permits necessary to construct and operate the plant. Performance testing for air emissions (based on the existing Construction Permit) was conducted during March 2008. With the exception of particulate matter for the thermal oxidizer and the CO2 scrubber, all items tested were well within the required limits. The particulate matter for the thermal oxidizer and the CO2 scrubber test results are currently being discussed and reviewed by the Nebraska Department of Environmental Quality (NDEQ). The outcome of these discussions will be incorporated into the establishment of our Operating Permit limits which are due in October 2008.
Marketing Agreements
Aventine Renewable Energy, Inc. (“Aventine”) markets our ethanol. We are independently marketing a small portion of our ethanol to local markets; however, if local markets do not supply competitive prices, we may market all of our ethanol through Aventine. Cenex Harvest States, Inc. (“CHS”) markets our distillers grains by rail and truck. Subsequent to June 30, 2008, the CHS agreement was modified allowing the Company to market its own modified wet distillers grains with solubles beginning in October 2008. The Company expects that this modification will result in commissions savings.
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
As of June 30, 2008, we had recorded restricted cash, related to derivative instruments, of approximately $763,000 and a corresponding liability related to corn and ethanol options and future positions of approximately $674,000. We have recorded a combined loss which includes unrealized and realized losses of approximately $247,000 and $5,189,000 for the three month and nine month periods ended June 30, 2008, which are included in costs of goods sold.
Employees
As of June 30, 2008, we employed 44 full-time employees.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Liquidity and Capital Resources
The following table shows cash flows for the nine months ended June 30, 2008:

Nine Months
Ended 06/30/08
(unaudited)
Net cash used in operating activities	$11,974,641
Net cash used in investing activities	$18,391,376
Net cash provided by financing activities	$35,731,477
Cash Flow From Operations
We began operations at our plant on October 27, 2007. The net cash used by operating activities was approximately $12,000,000 for the nine months ended June 30, 2008. Most of the cash used by operations related to a build up in inventory levels and accounts receivable. Increases in ethanol prices and corn costs resulted in higher carrying values for receivables and inventories. Investments in commodities contracts were utilized to protect against adverse price fluctuations with corn.
Cash Flow From Investing Activities
The net cash used in investing activities was approximately $18,400,000 for the nine months ended June 30, 2008. This is primarily due to the purchase of approximately $17,800,000 of equipment and the final construction of our plant.
Cash Flow From Financing Activities
Net cash provided by financing activities was approximately $35,700,000 for the nine months ended June 30, 2008, consisting primarily of approximately $12,670,000 from a revolving loan, and $24,030,000 from long-term debt financing obligations offset by approximately $1,400,000 in loan and lease payments.
Short-Term and Long-Term Debt Sources
Senior Credit Facility: Our senior credit facility is with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (“Farm Credit”). The facility includes a $35,000,000 term loan and a $14,500,000 revolving loan. We also have entered into an additional revolving loan for $10,000,000 for the purpose of financing our grain inventory, receivables and margin account equity. As of June 30, 2008, the outstanding balance on the term loan was approximately $33,760,000, the outstanding balance on the original revolving loan was $14,500,000, and the outstanding balance on the additional revolving loan was approximately $10,000,000.
We pay interest on the above loans at variable rates equivalent to the London InterBank Offered Rates (“LIBOR”) Short Term Index Rate plus 3.05%. The variable rate will be adjusted to the three-month LIBOR Short Term Index Rate (LIBOR + 280 basis points) for any year after the first year of operations in which, at the end of the preceding year, our owners’ equity (defined as net worth to total tangible assets) is equal to or greater than 60%, provided we are not otherwise in default. Interest will be calculated on a 360-day basis.
In March 2008 we entered into the Third Amendment to Credit Agreement with Farm Credit (the “Third Amendment”). Pursuant to the Third Amendment, we are obligated to repay the $35,000,000 term loan in 29 equal, consecutive, quarterly installments of $1,237,500 plus accrued interest commencing on the first of the month which is six months following substantial completion of our ethanol plant, and continuing on the first of each quarter thereafter until the principal, plus all accrued interest and any unpaid fees, costs and expenses are paid in full no later than October 1, 2015. Our first principal payment was made on May 2, 2008. Subsequent to the period ended June 30, 2008, we made our second principal payment on August 5, 2008.
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
The Third Amendment provides consent from Farm Credit for $2,500,000 of subordinated debt for the purpose of improving working capital. Farm Credit further consented to related subordinate liens securing the subordinated debt in accordance with subordinated debt agreements approved by Farm Credit. For further discussion of the subordinated debt see “Subordinated Debt Financing” below.
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
We have paid approximately $587,000 in debt financing costs and are required to pay an annual administration fee of $25,000 to Farm Credit. For the revolving credit facility and the line of credit facility, we will pay a non-use fee in the event that the average outstanding balance on these facilities is less than the maximum principal balance of said facilities. This fee will be equal to 0.5% per annum of the difference between the maximum principal balance and the actual usage. This fee will be due quarterly. As of June 30, 2008, we have incurred approximately $13,500 in unused commitment fees.
Subordinated Debt Financing. On January 29, 2008, we entered into a Subordinated Debt Agreement with North Star Bank, a Minnesota corporation. The Subordinated Debt Agreement was entered into for the purpose of increasing our working capital. Currently, the subordinated debt accrues interest at a variable rate of 3.0% above the money market account we are required to keep at North Star Bank, which was 5.37% at June 30, 2008. The money market account secures the subordinated debt and in the event the money market account balance falls below the balance of the outstanding subordinated debt obligation, the interest on the subordinated debt will then accrue at a fixed rate of 6.50% per annum. We are obligated to make interest only payments on September 30, 2008 and September 30, 2009. On January 29, 2010 the unpaid principal will be amortized over a five year period and we will be obligated to repay the principal and accrued interest in five equal annual payments commencing in 2011. All payments are subject to our continued compliance with the Farm Credit obligations and are subordinate to the repayment of our obligations under the Farm Credit senior credit facilities. We will be considered in default under the Subordinated Debt Agreement if we fail to make any payment.

Tax Increment Financing. We entered into a tax increment financing arrangement with the Community Development Agency of the Village of Adams, Nebraska (the “Agency”), pursuant to which we have received approximately $3,865,000 for project costs related to our ethanol plant. The Agency issued bonds and in satisfaction of a requirement that we acquire sufficient private financing sufficient to complete the project, we have entered into a loan agreement with Security First Bank, pursuant to which Security First Bank has loaned us $5,035,000. The approximate amounts of the loan proceeds are as follows: available for project costs $3,865,000; capitalized interest $514,000; debt service reserve fund $503,000; and debt issuance costs $153,000.
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
In connection with the bond issuance, the Company is contingently committed to receive additional funding through a Series 2007B Note. Under the terms of the agreement, the Company may receive additional funding up to $2,500,000 as reimbursement for certain Project Costs. However, any such funding to the Company would only be paid if there were tax increment revenues remaining once the bonds have been fully paid.
Note Payable to Fagen, Inc. On February 12, 2008, we executed a Promissory Note in favor of Fagen, Inc. obligating us to pay Fagen, Inc. $1,000,000. The Promissory Note fulfills our obligation to Fagen, Inc., our design-builder, to pay an “Early Completion Bonus” in the amount of $1,000,000 under the terms of the Design-Build Agreement dated August 1, 2006. We are obligated to repay the loan, plus accrued interest, as soon as possible, but, in no event, later than the second anniversary of the Note. Interest will accrue at a rate of 10%, compounded annually. This Note is unsecured.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3. Controls and Procedures
Our management, including our Chief Executive Officer (the principal executive officer), Carl D. Sitzmann, along with our Chief Financial Officer (the principal financial and accounting officer), Jonathan Cosby, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.
Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of June 30, 2008, and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On July 31, 2008, our board of directors appointed Gerald D. Johnson to serve on the board. Mr. Johnson was appointed by the directors, pursuant to our Operating Agreement, as amended, to fill a vacancy on the board. Until 2004, Mr. Johnson served as the Chief Executive Officer and President of the United Farmers Cooperative in Shelby, Nebraska. The United Farmers Cooperative is a farmer supply cooperative which employs approximately 230 people and provides grain, feed, fertilizer, petroleum and related products and services to area farmers. Mr. Johnson retired from United Farmers Cooperative in 2004. Mr. Johnson is 65 years old.
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

E ENERGY ADAMS, LLC
Date: August 13, 2008	/s/ Carl D. Sitzmann
Carl D. Sitzmann
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	/s/ Jonathan Cosby
Jonathan Cosby Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Method of
No.	Description	Filing

31.1	Certificate pursuant to 17 CFR 240 15d-14(a)	*

31.2	Certificate pursuant to 17 CFR 240 15d-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350	*